Form 10-Q
period 2021-09-30
Mount Rainier Acquisition Corp.
filed 2021-11-12
CIK 1854461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from                         to

MOUNT RAINIER ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

Delaware	001-40870	86-2029991
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

256 W. 38th Street, 15th Floor New York, NY 10018
(Address of Principal Executive Offices) (Zip Code)

(212) 785-4680
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Redeemable Warrant	RNERU	The Nasdaq Global Market LLC
Common Stock, par value $0.0001 per share	RNER	The Nasdaq Global Market LLC
Redeemable Warrants, each whole warrant exercisable for three-fourths of one share of Common Stock at an exercise price of $11.50	RNERW	The Nasdaq Global Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 12, 2021, there were 22,158,700 shares of common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Financial Statements	3
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	3
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021	4
Unaudited Condensed Statements of Changes in Stockholder’s Equity for the Three Months Ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021	5
Unaudited Condensed Statement of Cash Flows for the period from February 10, 2021 (inception) through September 30, 2021	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure about Market Risks	19
Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEET

September 30, 2021

(Unaudited)

ASSETS
Cash	$2,420,463
Deferred offering costs associated with public offering	241,860
Total assets	$2,662,323

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$50,840
Advance from related party	1,537,000
Related party promissory notes	975,000
Accrued offering and formation costs	80,500
Total current liabilities	2,643,340
Total liabilities	2,643,340

Commitments and Contingencies (Note 5)

Shareholder’s Equity:
Common stock, $0.0001 par value; 50,000,000(1) shares authorized; 4,312,500(2) issued and outstanding	431
Additional paid-in capital	24,569
Accumulated deficit	(6,017)
Total Shareholder’s Equity	18,983
Total Liabilities and Shareholder’s Equity	$2,662,323
(1)	This number is retroactively adjusted for the shares of common stock authorized pursuant to the Company's Amended and Restated Certificate of Incorporation filed with Delaware Secretary of State on October 4, 2021 (see Note 6).
(2)	This number includes an aggregate of up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT RAINIER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the
		period
		from
		February
	Three	10, 2021
	Months	(inception)
	Ended	through
	September	September
	30, 2021	30, 2021
Formation costs	—	4,617
General and administrative expenses	1,400	1,400
Net Loss	$(1,400)	$(6,017)

Weighted average shares outstanding of founder shares (1)	3,750,000	3,750,000
Basic and diluted net loss per founder share	$(0.00)	$(0.00)
(1)	This number excludes an aggregate of up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT RAINIER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from February 10, 2021 (Inception) through September 30, 2021 (Unaudited) and the period from

February 10, 2021 (Inception) through March 26, 2021 (Audited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
February 10, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor(1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(4,500)	(4,500)
March 26, 2021 (audited)	4,312,500	431	24,569	(4,500)	20,500
Net loss	—	—	—	(117)	(117)
June 30, 2021 (unaudited)	4,312,500	$431	$24,569	(4,617)	$20,383
Net loss	—	—	—	(1,400)	(1,400)
September 30, 2021 (unaudited)	4,312,500	431	24,569	(6,017)	18,983
(1)	Includes an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT RAINIER ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(6,017)
Changes in operating assets and liabilities:
Accounts payable	50,840
Accrued offering and formation costs	(161,360)
Net cash used in operating activities	(116,537)
Cash Flows from Financing Activities:
Advance from related party	1,537,000
Proceeds from issuance of Related Party Promissory Notes	975,000
Proceeds from issuance of Founder Shares to Sponsor	25,000
Net cash provided by financing activities	2,537,000

Net increase in cash	2,420,463
Cash - beginning of period	—
Cash - end of period	$2,420,463

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering and formation costs	$80,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 — Description of Organization and Business Operations

Organization and General

Mount Rainer Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 10, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering on October 7, 2021 (“Initial Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

On October 7, 2021, the Company consummated the IPO of 17,250,000 units (the “Units”), including the full exercise of the over-allotment. Each Unit consists of one share of common stock, par value $0.0001 per share (“Common Stock”) and one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase three-quarters (3/4) of a share of Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 596,200 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to DC Rainier SPV, LLC (the “Sponsor”) and the Company’s chief executive officer and chief financial officer, generating gross proceeds to the Company of $5,962,000, which is described in Note 4.

Transaction costs amounted to $12,333,704, including $6,900,000 in deferred underwriting fees, $1,087,360 in other offering costs related to the Initial Public Offering and $4,346,344 as a cost of the IPO in accordance with Staff Accounting Bulletin Topic 5A and 5T. In addition, cash of $1,545,463 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

A total of $175,950,000, comprised of proceeds from the IPO and the sale of the Private Placement Units, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by American Stock Transfer & Trust Company, acting as trustee (“Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any Public Shares (as defined below) properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s Public Shares if it has not completed its initial Business Combination within 15 months from the closing of the IPO, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the "Investment Company Act").

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding shares of Common Stock sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders(as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the holders of the Founder Shares (the “initial stockholders”) have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The initial stockholders have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholder’s rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (the "Combination Period") and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public

Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a "Target"), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these condensed financial statements are issued and therefore substantial doubt has been alleviated.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an "emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, "Fair Value Measurements and Disclosures," approximates the carrying amounts represented in the balance sheet.

Warrant

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480,and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity were recorded as an asset up until the IPO, at which time these costs were recorded as a reduction in equity. Offering costs related to the offering that occurred on after the period end on October 7, 2021 amounted to $12,333,704, including $6,900,000 in deferred underwriting fees and $1,087,360 in other offering costs related to the Initial Public Offering and $4,346,344 as a cost of the IPO in accordance with Staff Accounting Bulletin Topic 5A and 5T and were all charged as a reduction of equity.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share." Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of Common Stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see notes 4 and 6).

At September 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The deferred tax assets and/or liabilities was deemed to be de minimis as of September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the condensed financial statements.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,420,463 in cash and no cash equivalents as of September 30, 2021.

Note 3 — Public Offering

Pursuant to the Initial Public Offering on October 7, 2021, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Common Stock and one Public Warrant. Each whole Public Warrant entitles the holder to purchase three-quarters (3/4) of one share of Common Stock at an exercise price of $11.50 per share.

On October 7, 2021, the Sponsor, the Company’s chief executive officer and chief financial officer acquired 596,200 Units for an aggregate purchase price of $5,962,000. $3,450,000 of the $5,962,000 was invested in the Trust Account to meet the 102% redemption price of the IPO shares. The remaining cash was deposited in the Company’s operating account and used to pay off the promissory notes and future working capital expenditures.

Note 4 — Related Party Transactions

Founder Shares

On March 26, 2021, the Sponsor, certain executive officers and directors of the Company and A.G.P./Alliance Global Partners (the “Representative”) acquired 4,312,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 or $0.006 per share. Prior to the initial investment in the Company of $25,000, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers if the underwriters of the Initial Public Offering of Units of the Company did not fully exercise their over-allotment option.

Related Party Loans

On March 26, 2021, the Sponsor and executives agreed to loan the Company up to an aggregate total of $975,000 to be used for a portion of the expenses of the Initial Public Offering. The Company drew upon $975,000 under the promissory notes with the Sponsor and executives on March 26, 2021. These loans are non-interest bearing and were payable at the closing of the Initial Public Offering. The balance on the notes was outstanding as of September 30, 2021 and paid in full as of October 7, 2021 with the IPO.

Related Party Advances

In September 2021, the Sponsor, and the Company’s chief executive officer and chief financial officer advanced $1,537,000 to the Company in preparation for the Initial Public Offering on October 7, 2021. On October 7, 2021, the advance was used to purchase Private Placement Units and to repay the outstanding promissory notes above.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the founders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our founders, officers and directors and their affiliates if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Services Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services commencing on the date that the securities were first listed on the Nasdaq, subject to deferral until consummation of the Company’s initial Business Combination. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Common Stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans), are entitled to registration rights pursuant to a registration rights agreement entered into on October 4, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company paid an underwriting discount of $0.0333 per Unit, or $500,000 in the aggregate, at the closing of the Initial Public Offering. An additional fee equal to 4.0% of the gross proceeds of the public offering will be payable to the representative of the underwriters for services rendered in connection with the Business Combination. This business combination fee will become payable to representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition the Company provided 750,000 shares to the underwriter at the time of the Initial Public Offering at a fair value totaling $4,346,344. We accounted for the excess of the fair value of the 750,000 representative shares as a cost of the IPO in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, these offering costs are charged to stockholders’ equity.

Note 6 — Stockholders’ Equity

Common Stock – On October 4, 2021, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 50,000,000 shares of Common Stock with a par value of $0.0001 per share. As of September 30, 2021, 4,312,500 shares issued and outstanding of Common Stock were held by the Sponsor, certain officers and directors of the Company and the Representative. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers if the underwriters of the initial public offering of Units of the Company did not fully exercise their over-allotment option.

Holders of the common shares will vote on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that holders of the common shares shall have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

Warrants – Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Common Stock equals or exceeds $10.20”). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Common Stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Common Stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants for shares of Common Stock” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants.

Redemption of warrants when the price per share of Common Stock equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	In whole and not in part;
●	At a price of $0.01 per warrant;
●	Upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if the last reported sale price of Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds$18.00 per share (as adjusted).

The Company will not redeem the warrants for cash as described above unless an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Common Stock is available throughout the 30-day redemption period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

Redemption of warrants when the price per share of Common Stock equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis after receiving notice of redemption but prior to redemption and receive that number of common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of common stock;
●	if, and only if the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●	if, and only if the Reference Value is less than $18.00 per share (as adjusted), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants. The “fair market value” of common stock shall mean the volume-weighted average price of Common Stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of our Common Stock per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Subsequent Events

Management has evaluated the impact of subsequent events through November 12, 2021, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below:

On October 7, 2021, the Company consummated its initial public offering (the “IPO”) of 17,250,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 2,250,000 Units at the initial public offering price to cover over-allotments. See Note 3 for additional information.

On October 7, 2021, simultaneously with the consummation of the IPO, the Company completed the sale of 596,200 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to the Sponsor, and the Company’s chief executive officer and chief financial officer. See Note 3 for additional information.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Mount Rainier Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). Our Sponsor is DC Rainier SPV LLC, a Delaware limited liability company (“Sponsor”). While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on established, technology focused businesses that have an aggregate enterprise value of approximately $500 million to $2.0 billion and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our shareholders.

The Registration Statement for our initial public offering was declared effective on October 4, 2021 (the “Initial Public Offering”). On October 7, 2021, we consummated the Initial Public Offering of 17,250,000 units (the “Units”) at $10.00 per Unit including the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $172.5 million, and incurring transaction costs of approximately $12.3 million, consisting of $6.9 million of deferred underwriting fees, approximately $1.1 million of other offering costs, and approximately $4.3 million as a cost of the Initial Public Offering in accordance with Staff Accounting Bulletin Topic 5A and 5T.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 596,200 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the Sponsor and the Company’s CEO and CFO, generating gross proceeds to the Company of $6.0 million.

Approximately $176 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with American Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

If we are unable to complete an initial business combination within fifteen (15) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our only activities from February 10, 2021 (inception) to September 30, 2021 related to our formation and the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended September 30, 2021, we had a net loss of $1,400, which consisted of $1,400 in general and administrative expenses.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net loss of approximately $6,000, which consisted of $1,400 in general and administrative expenses and $4,617 in formation expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had $2,420,463 in cash and no cash equivalents.

Our liquidity needs up to the Initial Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor, certain of our executive officers and directors, and A.G.P./Alliance Global Partners (the “Representative”), in exchange for the issuance of the founder shares, and loans from our Sponsor and certain executive officers for an aggregate amount of $975,000 to cover organizational expenses and expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). As of September 30, 2021, the full amount of $975,000 has been drawn down and is outstanding under the Note. The Note was paid back on October 7, 2021 as part of the Initial Public Offering.

Subsequent to the quarterly period covered by this Quarterly Report, on October 7, 2021, we consummated the Initial Public Offering of 17,250,000 Units, including the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $172.5 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 596,200 Private Placement Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a Private Placement (the “Private Placement”), generating gross proceeds of $5,962,000.

Following the Initial Public Offering and the Private Placement, a total of $175,950,000 was placed in the Trust Account and we had $1,494,623 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $12,333,704 in transaction costs, including $6,900,000 in deferred underwriting fees, $1,087,360 in other offering costs related to the Initial Public Offering and $4,346,344 as a cost of the Initial Public Offering in accordance with Staff Accounting Bulletin Topic 5A and 5T.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the founder shares, Private Placement Units and warrants that may be issued upon conversion of working capital loans, if any, and any shares of common stock issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement and Business Combination Agreement

The Company paid an underwriting discount of $0.0333 per Unit, or $500,000 in the aggregate, at the closing of the Initial Public Offering. An additional fee equal to 4.0% of the gross proceeds of the Initial Public Offering, or $6,900,000, will be payable to the Representative for services rendered in connection with the business combination. This business combination fee will become payable to the Representative from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement and the business combination agreement, each dated October 4, 2021.

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We did not record administrative services expenses for the period from February 10, 2021 (inception) to September 30, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for the common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Initial Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on October 4, 2021. On October 7, 2021, we consummated the Initial Public Offering of 17,250,000 Units, which includes 2,250,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Unit, generating gross proceeds of approximately $172.5 million, and incurring offering costs of approximately $12.3 million, inclusive of approximately $6.9 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 596,200 Private Placement Units, at a price of $10.00 per Private Placement Unit to the Sponsor, and our chief executive officer and chief financial officer, generating gross proceeds of approximately $6.0 million. The Private Placement Units are identical to the Units sold in the IPO. The Sponsor, and our chief executive officer and chief financial officer have agreed not to transfer, assign or sell any of the Private Placement Units until 30 days after the completion of our initial business combination.

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment) $176  million ($10.00 per share) of the net proceeds of the sale of the public Units in the Initial Public Offering and the Private Placement were placed in the Trust Account located in the United States with American Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the consummation of our initial business combination within 15 months from the closing of the Initial Public Offering and (ii) a redemption to public stockholders prior to any voluntary winding-up in the event we do not consummate our initial business combination within the applicable period.

We paid an underwriting discount of $0.0333 per Unit, or $500,000 in the aggregate, at the closing of the Initial Public Offering (not including the 4.0% deferred underwriting commission payable at the consummation of the initial business combination).

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits.

Exhibit Number	Description
10.1	Form of Securities Subscription Agreement, dated March 12, 2021.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 12, 2021	MOUNT RAINIER ACQUISITION CORP.

	By:	/s/ Matthew Kearney
	Name:	Matthew Kearney
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Young Cho
	Name:	Young Cho
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)