Form 10-K
period 2021-12-31
Mount Rainier Acquisition Corp.
filed 2022-02-23
CIK 1854461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40870

MOUNT RAINIER ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2029991
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

256 W. 38th Street, 15th Floor New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 785-4680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Redeemable Warrant	RNERU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	RNER	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for three-fourths of one share of Common Stock at an exercise price of $11.50	RNERW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

As of February 22, 2022, there were 22,158,700 shares of common stock,  par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

MOUNT RAINIER ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

2

CERTAIN TERMS

References to “the Company,” “RNER,” “our,” “us” or “we” refer to Mount Rainier Acquisition Corp., a blank check company incorporated in Delaware on February 10, 2021. References to our “Sponsor” refer to DC Rainier SPV, LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Mount Rainier Acquisition Corp., which closed on October 7, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1.BUSINESS

Introduction

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

The Registration Statement for our initial public offering was declared effective on October 4, 2021 (the “Initial Public Offering,” or “IPO”). On October 7, 2021, we consummated the Initial Public Offering of 17,250,000 units (the “Units”) at $10.00 per Unit including the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $172.5 million, and incurring transaction costs of approximately $12.3 million, consisting of $6.9 million of deferred underwriting fees, approximately $1.1 million of other offering costs, and approximately $4.3 million as a cost of the Initial Public Offering in accordance with Staff Accounting Bulletin Topic 5A and 5T.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 596,200 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the Sponsor and our CEO and CFO, generating gross proceeds of approximately $6.0 million.

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

Our Company

We are a blank check company recently incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the IPO and search for an initial business combination target. Our efforts to identify a prospective target business is not limited to any particular industry or geographic region, although we intend to focus on transactions with companies and assets with a global reach. We have not selected any specific business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate.

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

Our Management Team

Our management team is led by Matthew Kearney, our Chairman and Chief Executive Officer, and Young Cho, our Chief Financial Officer, who have extensive experience as private equity investors and as C-level executives in a variety of industries including media, financial institutions, and fintech.

Matthew Kearney, our Chief Executive Officer and Chairman of our board of directors, has over 30 years of experience as an investor, Chief Executive Officer, Executive Chairman, and Board member in mergers and acquisitions in the United States and United Kingdom in the areas of private equity, technology and wealth management. Mr. Kearney has previously been an investor and involved in leadership positions of a number of companies including a special purpose acquisition company. Matthew has an MBA from London Business School, a BSc (Hons) in Aeronautical Engineering from Manchester University, and C.Eng. (RAeS).

Young Cho, our Chief Financial Officer and director, has a wide range of experience in the banking and fintech industries. Most recently, Mr. Cho has served in CIO and CFO positions at a select group of early stage cryptocurrency companies. Before getting involved in crypto startups, Mr. Cho held several investment banking positions and was a co-founder and Managing Director at Newtonian Capital, a multi-strategy hedge fund focusing on event-driven strategies based in Hong Kong. Mr. Cho has a BS in Electrical Engineering from Cornell, a Masters in Financial Engineering from Cornell, and a MPA in Economic Policy Management from Columbia.

We believe we will greatly benefit from the experiences of our executive officers and directors as we seek to identify and consummate an initial business combination. Our team has extensive experience in the financial services sector as investors, managers, principals, advisors or directors of companies operating in the technology sector. They also have extensive experience in identifying, negotiating with and conducting due diligence on companies targeted for acquisition and consummating acquisitions in the technology sector. Prior to the consummation of our initial business combination, we intend to leverage the industry experience of our executive officers and board, including their extensive contacts, relationships and access to acquisition opportunities. While our management team does have experience pursuing an acquisition on behalf of a blank check company, past performance by our management team is not a guarantee of success with respect to locating a target business to acquire or any business combination we may consummate.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions.

Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on October 05, 2021.

ITEM 1A.RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

We currently maintain our executive offices at 256 W. 38th Street, 15th Floor New York, NY 10018, and our telephone number is (212) 785-4680. An affiliate of our Sponsor is making this space available to us as part of a monthly administrative fee of $10,000. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “RNERU” on or about October 5, 2021, and the shares of common stock and warrants began separate trading on Nasdaq under the symbols “RNER” and “RNERW,” respectively, on or about January 3, 2022.

Holders of Record

As of February 22, 2022, there were 22,158,700 of our shares of common stock issued and outstanding held by approximately eight stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The Registration Statement for our initial public offering was declared effective on October 4, 2021 (the “Initial Public Offering”). On October 7, 2021, we consummated the Initial Public Offering of 17,250,000 units (the “Units”) consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant (“Warrant”), each Warrant entitling the holder thereof to purchase three-fourths of one share of Common Stock for $11.50 per share. The Units were sold at $10.00 per Unit including the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $172.5 million, and incurring transaction costs of approximately $12.3 million, consisting of $6.9 million of deferred underwriting fees, approximately $1.1 million of other offering costs, and approximately $4.3 million as a cost of the Initial Public Offering in accordance with Staff Accounting Bulletin Topic 5A and 5T.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 596,200 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the Sponsor and the Company’s CEO and CFO, generating gross proceeds to the Company of approximately $6.0 million. The Private Placement Units are identical to the Units sold in the IPO.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 10, 2021 (inception) through December 31, 2021, we had a net loss of approximately $234,000 which consisted of approximately $170,000 in general and administrative expenses, related party administrative fees of approximately $28,000, and approximately $40,000 in franchise tax expense, partially offset by income from our investments held in the trust account of approximately $4,000.

Liquidity and Capital Resources

As of December 31, 2021, we had $799,290 in cash and no cash equivalents.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor or our officers and directors to meet our needs through the earlier of the consummation of our initial business combination or one year from the date of this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services, subject to deferral until consummation of our initial business combination. We recorded administrative services expenses of $28,000 for the period from February 10, 2021 (inception) to December 31, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

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

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements except for the following:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1,2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception on February 10, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Matthew Kearney	59	Chief Executive Officer and Chairman of the Board
Young Cho	45	Chief Financial Officer and Director
Christina Favilla	53	Director
Otto Risbakk	59	Director
Jeffery Bistrong	59	Director

Matthew Kearney, has served as our Chief Executive Officer and a member of our board of directors since our inception in February of 2021 and became the Chairman of our board of directors upon the consummation of the IPO. Mr Kearney has over 30 years of experience as an investor, Chief Executive Officer, Executive Chairman, and Board member in mergers and acquisitions in the United States and United Kingdom in the areas of private equity, technology and wealth management. After graduating from the London Business School and as Investment Director at 3i PLC, Matthew joined Carlton Communications PLC, the acquisitive FTSE 100 media conglomerate, as head of Mergers & Acquisitions, becoming an officer of the board in the process. Mr. Kearney moved to New York in 2002 to take up his first Chief Executive Officer position at Screenvision, LLC, a Carlton/Thomson joint venture where he grew revenue by 300%, with strong EBITDA margins leading to a profitable sale of Screenvision LLC to the Disney Family ’s Shamrock PE fund in 2010. Mr. Kearney has since launched the global news site Mail Online in the United States, then ran a Carlyle Group Portfolio Company as Executive Chairman and today is the Chief Executive Officer of ICV’s portfolio company LeadingResponse. Mr. Kearney holds or has held board positions on companies in Rock Holdings Inc. (NYSE:RKT) and Telenor ASA (NORWAY:TEL). He was a member of the investor group of MI Acquisitions, a NASDAQ listed special purpose acquisition company (“SPAC”) that completed its initial business combination in 2018 to become Priority Technology Holdings (NASDAQ: PRTH). Mr. Kearney was subsequently appointed board director and audit chair of Priority Technology. Mr. Kearney’s not for profit affiliations have included board positions at the British Academy of Film and Television Arts (BAFTA) and the American Financial Education Alliance (AFEA) which is dedicated to improving the public’s understanding of personal wealth management. Matthew has an MBA from London Business School, a BSc (Hons) in Aeronautical Engineering from Manchester University, and C.Eng. (RAeS). He has dual U.S. and U.K. citizenship and lives in New York with his wife and two children.

Young Cho, has served as our chief financial officer (“CFO”) since our inception in February of 2021 and has become a member of our board of directors upon the consummation of the IPO. Mr. Cho has a diverse background with over 24 years of banking and startup experience. Most recently, Mr. Cho is involved in the cryptocurrency industry as CFO of Hedera Hashgraph LLC a proof-of-stake public network powered by hashgraph consensus. Prior to Hedera, Mr. Cho was chief investment officer of Abra, a digital consumer wallet where users can buy, sell, and earn rewards on their cryptocurrency holdings. Prior to Abra, Mr. Cho was CFO of Celsius Network from April 2019 to January 2020 and CFO of Alt Lending from January 2018 to April 2019, both companies involved in the lending of cryptocurrencies. Prior to that, Young held several positions in investment banks. Mr. Cho was an Executive Director at UBS Private Finance from March 2010 to May 2012, responsible for originating loans for M&A, capex, and working capital for medium sized private companies and for Ultra HNW clients. Prior to UBS, Mr. Cho was co-founder and Managing Director at Newtonian Capital, a multi-strategy hedge fund focusing on event-driven strategies based in Hong Kong. Prior to Newtonian, Mr. Cho was a Director at Citigroup Global Special Situations Group, where he invested Citigroup’s proprietary capital in the debt and equity of distressed corporates and special situation investments. Young started his career as an analyst at Salomon Brothers Fixed Income Quantitative Research group. Young has a BS in Electrical Engineering from Cornell, a Masters in Financial Engineering from Cornell, and a MPA in Economic Policy Management from Columbia.

Christina Favilla, is a member of our board of directors upon the consummation of the IPO. Ms. Favilla is an independent board member for Priority Technology Holdings and Citizens State Bank of Ouray Colorado, where she is a member of Audit and Compensation Committees and Chair of the Nominating and Governance Committee. She is a director nominee for Opportunity Financial, LLC, a financial technology platform, following its proposed business combination with FG New America Acquisition Corp., a special purpose acquisition company. As an advisor to accomplished Fintech companies, in public and private markets, focused on the financial services and payments industry, Ms. Favilla joined Ocrolus, in September 2020, one of the fastest growing Fintech companies in the U.S., blending financial documentation and machine learning. Ms. Favilla from July 2017 to September 2019 was the chief operating officer (“COO”) of Sterling National Bank and from February 2012 to June 2017, the COO of GE Capital North America, a financial segment of General Electric Company, representing $100 billion in served assets across Canada, Mexico and the United States.

Ms. Favilla combined her people leadership and process disciplines and regulatory background to safely process over 3 million financial transactions each year. Ms. Favilla led a diverse team of 2,500 people across 33 locations and interacted with over 20,000 vendors. Ms. Favilla was a key member of the divestiture team at GE, leading the separation activities of the largest corporate reorganization in US market history. Prior to joining GE Capital, Ms. Favilla served as President of Bank of New Castle and President of Discover Bank, the banking arm of Discover Financial Services, offering online banking, credit card and home loan services, from 2006 through 2012. As President of Discover Bank, Ms. Favilla deployed the funding strategy to successfully launch the initial public offering of Discover Financial Services from Morgan Stanley. Ms. Favilla is a former board member of the American Bankers Association Government Relations Committee and Banking Council in Washington DC. Ms. Favilla’s community and not for profit engagements include chair of the Delaware Financial Literacy Institute, Delaware Chamber of Congress, Delaware Bankers Association and Danbury Chamber of Congress. Ms. Favilla received her Bachelor’s degree in International Studies from Marymount College and received a Master’s degree in Business Administration from Fordham University. We believe Ms. Favilla is qualified to serve on our board based on her academic and practical experience in the areas of finance, compensation, and corporate governance. We believe Ms. Favilla is qualified to serve on our board based on the breadth and depth of her business experience.

Otto Risbakk, is a member of our board of directors upon the consummation of the IPO. Mr. Risbakk is a senior finance executive with more than 30 years of global business experience from a broad range of strategic and operational management positions in leading global technology companies. Mr.. Risbakk has been a senior executive at Telenor ASA, the $30B EV multinational telco since 2008. Currently Mr. Risbakk serves as CFO of Telenor Denmark. Until 2019 Mr. Risbakk served as head of Group M&A where he executed more than 70 Mergers & Acquisitions transactions worth more than $15 billion for the company keeping stakeholders committed and obtaining praise from investors. Prior to Telenor Mr. Risbakk worked at Norsk Hydro, Norway as VP International Business Development, Oil & Gas VP Corporate Mergers & Acquisitions and CFO of Hydro Automotive from 1998 to 2002. Mr. Risbakk has held CFO positions at Rieter Automotive, Italy where he was CFO of Automotive Division & Fiat CBU and Co-head new European ERP & Business Model from 1995 to 1998. Mr. Risbakk was CFO of Allied Signal Aftermarket Germany and held divisional CFO, Controller and Internal Audit positions at Sclumberger Ltd Houston, Frankfurt and Budapest from 1989 to 1994. Mr. Risbakk has a Baccalaureat from the Lycee Corneille, France, and a degree in Business Administration from the University of Fribourg, Switzerland. We believe Mr. Risbakk is qualified to serve on our board based on his depth and breadth of finance experience.

Jeffery Bistrong, is a member of our board of directors upon the consummation of the IPO. Mr. Bistrong is a partner and member of the investment committee of middle market private equity firm HKW, Inc. since April 2020, where he primarily focuses on technology investments. Prior to HKW, Jeff had a banking career for over 30 years, including from May 2002 to December 2019 with Harris Williams, an investment bank specializing in M&A advisory services as Managing Director. Jeff joined Harris Williams when it was a small generalist firm and helped grow it become a global M&A advisor and subsidiary of PNC Financial Services Group Inc. (NYSE:PNC). Jeff founded and led the bank’s Technology, Media & Telecom Group operating across offices in Boston, San Francisco and London and personally advised 100+ technology companies and private equity firms on M&A transactions. Earlier in his career, Jeff was an M&A banker at BancBoston Robertson Stephens and predecessor entities from October 1989 to October 1999 and Tucker Anthony from November 1999 to December 2001. Jeff, is currently a director of government software and services company Civix and healthcare software company Kumanu. Prior board experience includes HKSE-listed Mobile Telecom (Networks) Ltd. and nonprofit hospital group Northeast Health Systems. Jeff holds a BA from Colby College and dual M.B.A./MA degrees from the University of Michigan and lives in Manchester-by-the-Sea, MA.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of each of directors will expire at our first annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that the board of directors at its first meeting after each annual meeting of stockholders shall choose a Chief Executive Officer and a Secretary, none of whom need be a member of the board of directors. The board of directors may also choose a Chairman from among the directors, one or more Executive Vice Presidents, one or more Vice Presidents, Assistant Secretaries, Treasurers and Assistant Treasurers. The board of directors may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board of directors. The same person may hold two or more offices.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Ms. Favilla, Mr. Risbakk and Mr. Bistrong are our independent directors.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms that our board believes are no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee, and a nominating committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Otto Risbakk, Christina Favilla and Jeffery Bistrong, each of whom is an independent director under the Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Otto Risbakk is the Chairperson of the Audit Committee.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Otto Risbakk, qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Nominating Committee

Our Nominating Committee consists of Ms. Favilla, Mr. Risbakk and Mr. Bistrong, each of whom is an independent director under the Nasdaq listing standards. Jeffery Bistrong is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Our Compensation Committee consists of Ms. Favilla, Mr. Risbakk and Mr. Bistrong each of whom is an independent director under the Nasdaq listing standards. Chris Favella is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment of $10,000 per month to an affiliate of our Sponsor for office space and secretarial, administrative and other services, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You will be able to review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 22, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 22, 2022, we had 22,158,700 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 22, 2022.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
DC Rainier SPV LLC (Our Sponsor)(2)	3,535,119	15.95%
Matthew Kearney(1)	346,985	1.6%
Young Cho(1)	104,095	*
Christina Favilla(1)	19,167	*
Otto Bisbakk(1)	19,167	*
Jeffery Bistrong(1)	19,167	*
All officers and directors as a group	508,581	2.3%
(5 individuals)
MMCAP International Inc. SPC(3)	1,499,990	6.8%
MM Asset Management Inc.(3)	1,499,990	6.8%
Highbridge Capital Management, LLC(4)	1,485,000	6.7%
*	Less than one percent.
(1)	The business address for these holders is c/o Mountain Rainer Acquisition Corp. 256 W. 38th Street, 15th Floor, New York, NY 10018.
(2)	Dominion Capital LLC is the manager of our Sponsor, DC Rainier SPV LLC. Dominion Capital Holdings LLC is the manager of Dominion Capital LLC. Mikhail and Gennadiy Gurevich are managing members of Dominion Capital Holdings LLC and as such have voting and investment control over the investments held by DC Rainier SPV LLC. The business address of DC Rainier SPV LLC is 256 W. 38th Street, 15th Floor, New York, NY 10018.
(3)	Based on a Schedule 13G filed October 4, 2021, MMCAP International Inc. SPC and MM Asset Management Inc. have shared voting power over these shares. The address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and the address of MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.
(4)	Based on a Schedule 13G filed on October 15, 2021, Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,485,000 shares of Common Stock held by the Highbridge Funds. The address of the holder is 277 Park Avenue, 23rd Floor, New York, New York 10172.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 26, 2021, the Sponsor, certain of our executive officers and directors and A.G.P./Alliance Global Partners (the “Representative”) acquired 4,312,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 or $0.006 per share. Prior to the initial investment of $25,000 in us, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to us by the aggregate number of Founder Shares issued.

Related Party Loans

On March 26, 2021, the Sponsor and executives agreed to loan us up to an aggregate total of $975,000 to be used for a portion of the expenses of the Initial Public Offering. We drew upon $975,000 under the promissory notes with the Sponsor and executives on March 26, 2021. These loans were non-interest bearing and were payable at the closing of the Initial Public Offering. On October 7, 2021, the loan was used to purchase 97,500 Private Placement Units at $10.00 per unit.

Related Party Advances

In September 2021, the Sponsor, and our chief executive officer and chief financial officer advanced $1,537,000 to us in preparation for the Initial Public Offering on October 7, 2021. On October 7, 2021, the advance was used to purchase 153,700 Private Placement Units at $10.00 per unit.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the founders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our founders, officers and directors and their affiliates if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Services Agreement

We have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services commencing on the date that the securities were first listed on the Nasdaq, subject to deferral until consummation of our initial Business Combination. Upon completion of our initial Business Combination or our liquidation, we will cease paying.

General

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our code of ethics, which we adopted upon consummation of the IPO, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. For the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $84,000 for the services Marcum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from February 10, 2021 (inception) through March 26, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from February 10, 2021 (inception) through March 26, 2021, Marcum did not render assurance and related services related to the performance of the audit or review of our financial statements.

All Other Fees. For the year ended December 31, 2021 and for the period from February 10, 2021 (inception) through March 26, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1

Underwriting Agreement dated October 4, 2021 by and among the Company, A.G.P./Alliance Global Partners, and The Benchmark Company, LLC, (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on October 7, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on October 7, 2021).
3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on June 4, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on September 27, 2021).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on August 20, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on September 27, 2021).
4.4

Warrant Agreement, dated October 4, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on October 27, 2021).

4.5*	Description of Securities
10.1	Form of Securities Subscription Agreement, dated March 12, 2021 (incorporated by reference to Exhibit 10.1 filed with the Form 10-Q filed by the Registrant on November 12, 2021).
10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on August 20, 2021).
10.3

Business Combination Agreement, dated October 4, 2021, by and between the Company and A.G.P./Alliance Global Partners, as representative of the several underwriters (incorporated by reference to Exhibit 1.2 filed with the Form 8-K filed by the Registrant on October 7, 2021).

10.4

Letter Agreement, dated October 4, 2021, by and among the Company and its officers, directors, the Sponsor and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 7, 2021).

10.5

Investment Management Trust Agreement, dated October 4, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 7, 2021).

10.6

Stock Escrow Agreement, dated October 4, 2021, by and between the Company, American Stock Transfer & Trust Company, LLC and the initial stockholders (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 7, 2021).

10.7

Registration Rights Agreement, dated October 4, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 7, 2021).

10.8

Administrative Support Agreement, dated October 4, 2021, by and between the Company and Dominion Capital LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on October 7, 2021).

10.9

Form of Indemnity Agreement, dated October 4, 2021, by and between the Company and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 7, 2021).

10.10

Private Placement Unit Subscription Agreement, dated October 4, 2021, by and between the Company and the Sponsor, Matthew Kearney and Young Cho (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Registrant on October 7, 2021).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on August 20, 2021)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2022	MOUNT RAINIER ACQUISITION CORP.

	By:	/s/ Matthew Kearney
	Name:	Matthew Kearney
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Kearney	Chief Executive Officer and Chairman	February 22, 2022
Matthew Kearney	(Principal Executive Officer)

/s/ Young Cho	Chief Financial Officer and Director	February 22, 2022
Young Cho	(Principal Accounting and Financial Officer)

/s/ Christina Favilla	Director	February 22, 2022
Christina Favilla

/s/ Otto Risbakk	Director	February 22, 2022
Otto Risbakk

/s/ Jeffery Bistrong	Director	February 22, 2022
Jeffery Bistrong

MOUNT RAINIER ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Mount Rainier Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mount Rainier Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Hartford, CT

February 22, 2022

Mount Rainier Acquisition Corp

BALANCE SHEET

December 31, 2021
Assets:
Current assets:
Cash	$799,290
Short-term prepaid insurance	310,884
Total current assets	1,110,174
Cash held in Trust Account	175,953,520
Long-term prepaid insurance	236,783
Total assets	$177,300,477

Liabilities and Stockholders’ Deficit:
Current liabilities:
Related party payable	$28,000
Accrued expenses	67,045
Franchise tax payable	39,678
Total current liabilities	134,723
Deferred underwriting commission	6,900,000
Total liabilities	7,034,723

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 17,250,000 shares at $10.20 per share	175,950,000

Stockholders’ Deficit:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,908,700 issued and outstanding (excluding 17,250,000 shares subject to redemption)	491
Additional paid-in capital	—
Accumulated deficit	(5,684,737)
Total stockholders’ deficit	(5,684,246)
Total Liabilities and Stockholders’ Deficit	$177,300,477

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENT OF OPERATIONS

For the period from February 10, 2021 (inception) through December 31, 2021

General and administrative expenses	$169,728
Administrative expenses - related party	28,000
Franchise tax expenses	39,678
Loss from operations	(237,406)
Other income (expenses):
Net gain from investments held in Trust Account	3,520
Net loss	$(233,886)

Weighted average shares outstanding of redeemable common stock	4,525,463
Basic and diluted net loss per share of redeemable common stock	$(0.03)
Weighted average shares outstanding of non-redeemable common stock	3,900,241
Basic and diluted net loss per share of non-redeemable common stock	$(0.03)

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Period From February 10, 2021 (Inception) Through December 31, 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – February 10, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Common stock to sponsor	4,908,700	491	5,986,509	—	5,987,000
Accretion of Common stock subject to possible redemption	—	—	(5,986,509)	(5,450,851)	(11,437,360)
Net loss	—	—	—	(233,886)	(233,886)
Balance - December 31, 2021	4,908,700	$491	$—	$(5,684,737)	$(5,684,246)

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENT OF CASH FLOWS

For the Period from February 10, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(233,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from cash held in Trust Account	(3,520)
Changes in operating assets and liabilities:
Prepaid insurance	(547,667)
Related party payable	28,000
Accrued expenses	67,045
Franchise tax payable	39,678
Net cash used in operating activities	(650,350)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(175,950,000)
Net cash used in investing activities	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock to Sponsor	3,475,000
Proceeds from advance from related party	1,537,000
Proceeds from note payable to related party	975,000
Proceeds received from initial public offering	172,500,000
Offering costs paid	(1,087,260)
Net cash provided by financing activities	177,399,640

Net change in cash	799,290

Cash - beginning of the period	—
Cash - end of the period	$799,290

Supplemental disclosure of non-cash financing activities:
Related party note payable exchanged for common stock	$975,000
Advance from related party exchanged from common stock	1,537,000
Deferred underwriting commissions in connection with the initial public offering	$6,900,000
Initial value of Common stock subject to possible redemption	$172,500,000

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering on October 7, 2021 (“Initial Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding shares of Common Stock sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders(as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the holders of the Founder Shares (the “initial stockholders”) have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public

Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2021, the carrying values of prepaid expenses, related party payables, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s cash held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value.  The fair value of cash held in the Trust Account is determined using quoted prices in active markets.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and

ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

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

Deferred Offering Costs associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity were recorded as an asset up until the IPO, at which time these costs were recorded as a reduction in equity. Offering costs totaled $12,333,704, including $6,900,000 in deferred underwriting fees, $1,087,360 in other offering costs related to the Initial Public Offering and $4,346,344 as a cost of the IPO in accordance with Staff Accounting Bulletin Topic 5A and 5T and were all charged as a reduction of equity.

Common Stock Subject to Possible Redemption

The Company accounts for its Common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including Common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Common stock are classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 17,250,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.

The Company’s statements of operations includes a presentation of loss per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Period from February 10,
	2021 (inception) to
	December 31, 2021
		Non-
	Redeemable	redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	(125,621)	(108,265)
Denominator:
Basic and diluted weighted average shares outstanding	4,525,463	3,900,241
Basic and diluted net loss per common share	(0.03)	(0.03)

At December 31, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 at inception on February 10, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the condensed financial statements.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $799,290 in cash and no cash equivalents as of December 31, 2021.

Cash Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

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

Note 4 — Related Party Transactions

Founder Shares

On March 26, 2021, the Sponsor, certain executive officers and directors of the Company and A.G.P./Alliance Global Partners (the “Representative”) acquired 4,312,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 or $0.006 per share. Prior to the initial investment in the Company of $25,000, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers if the underwriters of the Initial Public Offering of Units of the Company did not fully exercise their over-allotment option. The over-allotment option was exercised in full at the time of the IPO.

The Sponsor and certain executives of the Company purchased 345,000 Private Placement Units for cash with gross proceeds of $3,450,000 on October 7, 2021 in connection with the IPO.

Related Party Loans

On March 26, 2021, the Sponsor and executives agreed to loan the Company up to an aggregate total of $975,000 to be used for a portion of the expenses of the Initial Public Offering. The Company drew upon $975,000 under the promissory notes with the Sponsor and executives on March 26, 2021. These loans are non-interest bearing and were payable at the closing of the Initial Public Offering. The balance on the notes was outstanding as of September 30, 2021 and on October 7, 2021, the loan was used to purchase 97,500 Private Placement Units at $10.00 per unit.

Related Party Advances

In September 2021, the Sponsor, and the Company’s chief executive officer and chief financial officer advanced $1,537,000 to the Company in preparation for the Initial Public Offering on October 7, 2021. On October 7, 2021, the advance was used to purchase 153,700 Private Placement Units at $10.00 per unit.

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

Underwriting Agreement

The Company paid an underwriting discount of $0.0333 per Unit, or $500,000 in the aggregate, at the closing of the Initial Public Offering. An additional fee equal to 4.0% of the gross proceeds of the public offering will be payable to the representative of the underwriters for services rendered in connection with the Business Combination. This business combination fee will become payable to representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company provided 750,000 shares to the underwriter at the time of the Initial Public Offering at a fair value totaling $4,346,344. We accounted for the excess of the fair value of the 750,000 representative shares as a cost of the IPO in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, these offering costs are charged to stockholders’ equity.

Note 6 — Stockholders’ Equity

Common Stock – On October 4, 2021, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 50,000,000 shares of Common Stock with a par value of $0.0001 per share. As of December 31, 2021, 4,908,700 shares issued and outstanding of Common Stock were held by the Sponsor, certain officers and directors of the Company and the Representative. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers if the underwriters of the initial public offering of Units if the Company did not fully exercise their over-allotment option.

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

The Private Placement Warrants are identical to the Public Warrants.

Redemption of warrants when the price per share of Common Stock equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	In whole and not in part;
●	At a price of $0.01 per warrant;
●	Upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if the last reported sale price of Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

At December 31, 2021, there were 17,250,000 Public Warrants outstanding and 596,200 Private Warrants outstanding. Each whole warrant entitles the holder thereof to purchase three-quarters (3/4) of a share of Common Stock.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

December 31, 2021

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Bills	$175,953,520	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from February 10, 2021 (inception) through December 31, 2021.

Note 8 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

December 31,
2021
Current
Federal	$—
State	—
Deferred
Federal	(49,116)
State	—
Valuation allowance	49,116
Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax assets:
Sec. 195 Start-up costs	41,523
Net operating loss carryforward	7,593
Total deferred tax assets	49,116
Valuation allowance	(49,116)
Deferred tax asset, net of allowance	$—

As of December 31, 2021, the Company had $36,158 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $49,116.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the period from February 10, 2021 (inception) to December 31, 2021 is as follows:

Statutory Federal income tax rate	21.0%
Change in valuation Allowance	(21.0)%
Effective Tax Rate	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through February 22, 2022, the date that the audited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Click or tap here to enter text.