Form 10-Q
period 2022-03-31
Mount Rainier Acquisition Corp.
filed 2022-05-13
CIK 1854461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 13, 2022, there were 22,158,700 shares of common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION	3
Item 1. Condensed Financial Statements	3
Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	3
Statement of Operations for the periods from January 1, 2022 through March 31, 2022 (unaudited) and February 10, 2021 (inception) through March 31, 2021 (unaudited)	4
Statement of Changes in Stockholders’ Deficit for the periods from January 1, 2022 through March 31, 2022 (unaudited) and February 10, 2021 (inception) through March 31, 2021 (unaudited)	5
Statement of Cash Flows for the periods from January 1, 2022 through March 31, 2022 (unaudited) and February 10, 2021 (inception) through March 31, 2021 (unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure about Market Risks	24
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

PART I. FINANCIAL INFORMATION

Mount Rainier Acquisition Corp

BALANCE SHEETS

	March 31,
	2022
	(Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$439,327	$799,290
Short-term prepaid insurance	310,884	310,884
Total current assets	750,211	1,110,174
Marketable securities held in Trust Account	175,970,248	175,953,520
Long-term prepaid insurance	160,127	236,783
Total assets	$176,880,586	$177,300,477

Liabilities and Stockholders’ Deficit:
Current liabilities:
Related party payable	$58,000	$28,000
Accrued expenses	21,645	67,045
Franchise tax payable	79,678	39,678
Total current liabilities	159,323	134,723
Deferred underwriting commission	6,900,000	6,900,000
Total liabilities	7,059,323	7,034,723

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 17,250,000 shares at $10.20 per share	175,950,000	175,950,000

Stockholders’ Deficit:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,908,700 issued and outstanding (excluding 17,250,000 shares subject to redemption)	491	491
Additional paid-in capital	—	—
Accumulated deficit	(6,129,228)	(5,684,737)
Total stockholders’ deficit	(6,128,737)	(5,684,246)
Total Liabilities and Stockholders’ Deficit	$176,880,586	$177,300,477

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENTS OF OPERATIONS

For the periods from January 1, 2022 through March 31, 2022 (Unaudited) and February 10, 2021 (inception) through March 31, 2021 (Unaudited)

	For the	For the
	periods from	periods from
	January 1, 2022	February 10, 2021
	through	(inception) through
	March 31, 2022	March 31, 2021

	(Unaudited)
General and administrative expenses	$391,219	$4,500
Administrative expenses - related party	30,000	—
Franchise tax expenses	40,000	—
Loss from operations	(461,219)	(4,500)
Other income (expenses):
Net gain from investments held in Trust Account	16,728	—
Net loss	$(444,491)	$(4,500)

Weighted average shares outstanding of redeemable common stock	17,250,000	—
Basic and diluted net loss per share of redeemable common stock	$(0.02)	$—
Weighted average shares outstanding of non-redeemable common stock (1)	4,908,700	3,750,000
Basic and diluted net loss per share of non-redeemable common stock	$(0.02)	$(0.00)

(1)  For the period February 10, 2021 (inception) through March 31, 2021, this number excludes an aggregate of up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6).

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Periods From January 1, 2022 Through March 31, 2022 (Unaudited) and February 10, 2021 (Inception) Through March 31, 2021 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,908,700	$491	$—	$(5,684,737)	$(5,684,246)
Net loss	—	—	—	(444,491)	(444,491)
Balance - March 31, 2022 (unaudited)	4,908,700	$491	$—	$(6,129,228)	$(6,128,737)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – February 10, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Common stock to sponsor(1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(4,500)	(4,500)
Balance – March 31, 2021 (unaudited)	4,312,500	$431	$24,569	$(4,500)	$20,500

(1)  Includes an aggregate of up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6).

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENTS OF CASH FLOWS

For the Periods from January 1, 2022 through March 31, 2022 (unaudited) and February 10, 2021 (inception) through March 31, 2021 (unaudited)

	For the	For the
	Periods from	Periods from
	January 1, 2022	February 10, 2021
	through	(inception) through
	March 31, 2022	March 31, 2021

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(444,491)	$(4,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from cash held in Trust Account	(16,728)	—
Changes in operating assets and liabilities:
Prepaid insurance	76,656	—
Related party payable	30,000	—
Accrued expenses	(45,400)	—
Accrued offering and formation costs	—	4,500
Franchise tax payable	40,000	—
Net cash used in operating activities	(359,963)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	975,000
Net cash provided by financing activities	—	1,000,000

Net change in cash	(359,963)	1,000,000

Cash - beginning of the period	799,290	—
Cash - end of the period	$439,327	$1,000,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$101,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering described below and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering on October 7, 2021 (“Initial Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

A total of $175,950,000, comprised of proceeds from the IPO and the sale of the Private Placement Units, was placed in a U.S.-based trust account at Bank of America, maintained by American Stock Transfer & Trust Company, acting as trustee (“Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the Company’s initial business combination; (2) the redemption of any Public Shares (as defined below) properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s Public Shares if it has not completed its initial Business Combination within 15 months from the closing of the IPO, subject to applicable law.

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

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes and provided adequate resources to operate until the initial business combination.

The Company anticipates that the $439,327 outside of the Trust Account as of March 31, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company plans to use the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 4) from the initial shareholders, certain of the Company’s officers and directors (see Note 4), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, certain of the Company’s officers, and directors (see Note 4), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

The Company has until January 7, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after January 7, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2022 and December 31, 2021, the carrying values of prepaid expenses, related party payables, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s cash held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of cash held in the Trust Account is determined using quoted prices in active markets.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including Common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Common stock are classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 17,250,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, "Earnings Per Share." Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Period from January 1,
	2022 to
	March 31, 2022
		Non-
	Redeemable	redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	(346,025)	(98,466)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,908,700
Basic and diluted net loss per common share	(0.02)	(0.02)

For the period from February 10, 2021 (inception) through March 31, 2021, the Company only had non-redeemable shares.

At March 31, 2022 and March 31, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 or March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the condensed financial statements.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $439,327 and $799,290 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in the Trust Account

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

Business Combination Agreement

On March 23, 2022, the Company, Hub Cyber Security (Israel) Ltd., a company organized under the laws of the State of Israel (the “Hub”), and Rover Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Hub (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Company”) as a direct, wholly owned subsidiary of Hub. The parties expect to complete the Merger in the third quarter of 2022 subject to the Company’s stockholders approval of the Merger.

Subject to the terms and conditions of the Business Combination Agreement, by virtue of the Merger:

●	Each Unit issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically detached and the holder thereof will be deemed to hold one share of Common Stock and one warrant of the Company entitling the holder thereof to purchase three-fourths (3/4) of one share of Common Stock, which underlying securities will be converted in accordance with the applicable terms of the Business Combination Agreement as further described below.
●	Each Share of Common Stock issued and outstanding immediately prior to the Effective Time will be automatically converted into a number of ordinary shares, no par value per share, of HUB (the “HUB Ordinary Shares” and such number of HUB Ordinary Shares, the “Per Share Consideration”) equal to the Aggregate Transaction Share Consideration divided by the number of issued and outstanding shares of Common Stock immediately prior to the Effective Time, after taking into account stockholder redemptions. Following such conversion, all shares of Common Stock will automatically be canceled and cease to exist by virtue of the Merger. The holders of shares of Common Stock outstanding immediately prior to the Effective Time shall cease to have any rights with respect to such shares, except as provided in the Business Combination Agreement or under applicable law.

“Aggregate Transaction Share Consideration” means an aggregate number of HUB Ordinary Shares equal to the quotient of (a) the amount equal to (i) $221,582,000 minus (ii) the amounts payable to the Company’s stockholders pursuant to the stockholder redemptions divided by (b) $7.61 (the “HUB Share Value”).

●	(a) All rights with respect to shares of Common Stock underlying warrants will be converted into rights with respect to HUB Ordinary Shares and thereupon assumed by HUB; (b) the number of HUB Ordinary Shares subject to each warrant assumed by HUB will be determined by multiplying (i) the number of shares of Common Stock that were subject to such warrant, as in effect immediately prior to the Effective Time, by (ii) the Per Share Consideration, and rounding the resulting number down to the nearest whole number of HUB Ordinary Shares; (c) the per share exercise price for the HUB Ordinary Shares issuable upon exercise of each warrant assumed by HUB will be determined by dividing (i) the exercise price per share of Common Stock subject to such warrant, as in effect immediately prior to the Effective Time, by (ii) the Per Share Consideration; and (d) any restriction on the exercise of any warrant assumed by HUB will continue in full force and effect and the term, exercisability, vesting schedule and other provisions of such warrant will otherwise remain unchanged.

●	Each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one validly issued, fully paid and non-assessable share of common stock, par value $0.0001 per share, of the Surviving Company, which shall constitute the only outstanding share of capital stock of the Surviving Company.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Contemporaneously with the execution of the Business Combination Agreement, HUB entered into subscription agreements (the “PIPE Subscription Agreements”) with certain qualified institutional buyers and accredited investors (the “Subscribers”), pursuant to which, among other things, the Subscribers have agreed to subscribe for HUB Ordinary Shares that will be issued in connection with the closing of the Merger (the “PIPE Shares”), for aggregate gross proceeds of approximately $50,000,000 at a purchase price of $10.00 per share, in a private placement (the aggregate purchase price under all Subscription Agreements, collectively, the “PIPE Financing Amount,” and the equity financing under all Subscription Agreements, collectively, the “PIPE Financing”). The purpose of the PIPE Financing is to raise additional capital for use in connection with the Merger. The PIPE Shares will be identical to HUB Ordinary Shares that will be issued to existing stockholders of the Company at the time of the closing, except that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC. The closing of the sale of PIPE Shares will be contingent upon the substantially concurrent consummation of the Merger.

Pursuant to the PIPE Subscription Agreements, HUB has agreed to file (at HUB’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”) within 45 days of the closing of the Merger. HUB will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practical, but no later than the earlier of (a) ninety (90) calendar days after the filing thereof (or one hundred twenty (120) calendar days after the filing thereof if the SEC notifies HUB that it will “review” the Registration Statement) and (b) ten (10) business days after HUB is notified by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review.

Each PIPE Subscription Agreement would terminate upon the earlier to occur of (a) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (b) upon the mutual written agreement of each of the parties thereto to terminate the Subscription Agreement, or (c) 90 days after the Termination Date.

Please see the Form 8-K filed with the SEC on March 23, 2022 for additional information.

Note 6 — Stockholders’ Equity

Common Stock – On October 4, 2021, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 50,000,000 shares of Common Stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 4,908,700 shares issued and outstanding of Common Stock were held by the Sponsor, certain officers and directors of the Company and the Representative. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers if the underwriters of the initial public offering of Units if the Company did not fully exercise their over-allotment option.

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

At March 31, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding and 596,200 Private Warrants outstanding. Each whole warrant entitles the holder thereof to purchase three-quarters (3/4) of a share of Common Stock.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s financial assets consisting of marketable securities held in trust that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

March 31, 2022

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Bills	$175,970,248	$—	$—

December 31, 2021

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Bills	$175,953,520	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the periods from January 1, 2022 through March 31, 2022 and February 10, 2021 (inception) through December 31, 2021, respectively.

Note 8 — Subsequent Events

Management has evaluated the impact of subsequent events through May 13, 2022, the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

The Registration Statement for our initial public offering was declared effective on October 7, 2021 (the “Public Offering”). On October 7, 2021, we consummated the Initial Public Offering of 17,250,000 units (the “Units”) at $10.00 per Unit including the underwriters’ over-allotment option, generating gross proceeds of $172.5 million, and incurring transaction costs of approximately $8.0 million, consisting of $6.9 million of deferred underwriting fees and approximately $1.1 million of other offering costs.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 596,200 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the “Sponsor and the Company’s CEO and CFO, generating gross proceeds to the Company of $6.0 million.

Approximately $172.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with the Continental Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

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

Business Combination Agreement

On March 23, 2022, the Company, Hub Cyber Security (Israel) Ltd., a company organized under the laws of the State of Israel (the “Hub”), and Rover Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Hub (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Company”) as a direct, wholly owned subsidiary of Hub. The parties expect to complete the Merger in the third quarter of 2022 subject to our stockholders approval of the Merger.

Subject to the terms and conditions of the Business Combination Agreement, by virtue of the Merger:

●	Each Unit issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically detached and the holder thereof will be deemed to hold one share of Common Stock and one warrant of the Company entitling the holder thereof to purchase three-fourths (3/4) of one share of Common Stock, which underlying securities will be converted in accordance with the applicable terms of the Business Combination Agreement as further described below.
●	Each Share of Common Stock issued and outstanding immediately prior to the Effective Time will be automatically converted into a number of ordinary shares, no par value per share, of HUB (the “HUB Ordinary Shares” and such number of HUB Ordinary Shares, the “Per Share Consideration”) equal to the Aggregate Transaction Share Consideration divided by the number of issued and outstanding shares of Common Stock immediately prior to the Effective Time, after taking into account stockholder redemptions. Following such conversion, all shares of Common Stock will automatically be canceled and cease to exist by virtue of the Merger. The holders of shares of Common Stock outstanding immediately prior to the Effective Time shall cease to have any rights with respect to such shares, except as provided in the Business Combination Agreement or under applicable law.

“Aggregate Transaction Share Consideration” means an aggregate number of HUB Ordinary Shares equal to the quotient of (a) the amount equal to (i) $221,582,000 minus (ii) the amounts payable to the Company’s stockholders pursuant to the stockholder redemptions divided by (b) $7.61 (the “HUB Share Value”).

●	(a) All rights with respect to shares of Common Stock underlying warrants will be converted into rights with respect to HUB Ordinary Shares and thereupon assumed by HUB; (b) the number of HUB Ordinary Shares subject to each warrant assumed by HUB will be determined by multiplying (i) the number of shares of Common Stock that were subject to such warrant, as in effect immediately prior to the Effective Time, by (ii) the Per Share Consideration, and rounding the resulting number down to the nearest whole number of HUB Ordinary Shares; (c) the per share exercise price for the HUB Ordinary Shares issuable upon exercise of each warrant assumed by HUB will be determined by dividing (i) the exercise price per share of Common Stock subject to such warrant, as in effect immediately prior to the Effective Time, by (ii) the Per Share Consideration; and (d) any restriction on the exercise of any warrant assumed by HUB will continue in full force and effect and the term, exercisability, vesting schedule and other provisions of such warrant will otherwise remain unchanged.
●	Each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one validly issued, fully paid and non-assessable share of common stock, par value $0.0001 per share, of the Surviving Company, which shall constitute the only outstanding share of capital stock of the Surviving Company.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Contemporaneously with the execution of the Business Combination Agreement, HUB entered into subscription agreements (the “PIPE Subscription Agreements”) with certain qualified institutional buyers and accredited investors (the “Subscribers”), pursuant to which, among other things, the Subscribers have agreed to subscribe for HUB Ordinary Shares that will be issued in connection with the closing of the Merger (the “PIPE Shares”), for aggregate gross proceeds of approximately $50,000,000 at a purchase price of $10.00 per share, in a private placement (the aggregate purchase price under all Subscription Agreements, collectively, the “PIPE Financing Amount,” and the equity financing under all Subscription Agreements, collectively, the “PIPE Financing”). The purpose of the PIPE Financing is to raise additional capital for use in connection with the Merger. The PIPE Shares will be identical to HUB Ordinary Shares that will be issued to our existing stockholders at the time of the closing, except that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC. The closing of the sale of PIPE Shares will be contingent upon the substantially concurrent consummation of the Merger.

Pursuant to the PIPE Subscription Agreements, HUB has agreed to file (at HUB’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”) within 45 days of the closing of the Merger. HUB will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practical, but no later than the earlier of (a) ninety (90) calendar days after the filing thereof (or one hundred twenty (120) calendar days after the filing thereof if the SEC notifies HUB that it will “review” the Registration Statement) and (b) ten (10) business days after HUB is notified by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review.

Each PIPE Subscription Agreement would terminate upon the earlier to occur of (a) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (b) upon the mutual written agreement of each of the parties thereto to terminate the Subscription Agreement, or (c) 90 days after the Termination Date.

Please see the Form 8-K filed with the SEC on March 23, 2022 for additional information.

Results of Operations

Our only activities from February 10, 2021 (inception) to March 31, 2022 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended March 31, 2022, we had a net loss of approximately $444,000, which consisted of approximately $391,000 in general and administrative expenses, $30,000 in related party administrative expenses, and $40,000 in franchise tax expense offset by approximately $17,000 in interest income.

For the period from February 10, 2021 (inception) through March 31, 2021, we had a net loss of $4,500, which consisted of $4,500 in formation expenses.

Liquidity and Capital Resources

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor and certain executives in exchange for the issuance of the Founder Shares to our Sponsor and certain executives and loans from our Sponsor and certain executives for an aggregate amount of $975,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was used to purchase Private Placement Units on October 7, 2021 as part of the Public Offering. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $1.4 million from the Private Placement held outside of the Trust Account. The Company anticipates that the $439,327 outside of the Trust Account as of March 31, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. See Note 1 to the financial statements for further information.

In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2022, there were no amounts outstanding under any working capital loans.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NASDAQ Capital Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We did not record administrative services expenses for the period from February 10, 2021 (inception) to March 31, 2022, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations.

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

Common stock subject to possible redemption

We account for the common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within Mount Rainier’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of Mount Rainier’s control and subject to occurrence of uncertain future events.

Impact of COVID-19

Our Sponsor continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the balance date.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits.

Exhibit Number	Description
2.1(1)	Business Combination Agreement, dated as of March 23, 2022, by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and Rover Merger Sub, Inc.
4.1(1)	Form of Amended and Restated Warrant Agreement by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and American Stock Transfer & Trust Company, LLC, as warrant agent.
10.1(1)	Sponsor Support Agreement, dated as of March 23, 2022, by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and members of the Sponsor Group.
10.2(1)	Form of Support Agreement, dated as of March 23, 2022, by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and certain Company shareholders party thereto.
10.3(1)

Form of Management Incentive Agreement, dated as of March 23, 2022, by and among Hub Cyber Security (Israel) Ltd., Mount Rainier Acquisition Corp. and certain members of management and employees of Hub Cyber Security (Israel) Ltd.

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

(1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 23, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	MOUNT RAINIER ACQUISITION CORP.

	By:	/s/ Matthew Kearney
	Name:	Matthew Kearney
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Young Cho
	Name:	Young Cho
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)