Form 10-Q
period 2022-06-30
Mount Rainier Acquisition Corp.
filed 2022-08-11
CIK 1854461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 22,158,700 shares of common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Mount Rainier Acquisition Corp

BALANCE SHEETS

	June 30,
	2022
	(Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$174,236	$799,290
Short-term prepaid insurance	310,884	310,884
Total current assets	485,120	1,110,174
Marketable securities held in Trust Account	176,203,470	175,953,520
Long-term prepaid insurance	82,619	236,783
Total assets	$176,771,209	$177,300,477

Liabilities and Stockholders’ Deficit:
Current liabilities:
Related party payable	$88,000	$28,000
Accrued expenses	25,759	67,045
Income tax payable	35,690	—
Franchise tax payable	119,678	39,678
Total current liabilities	269,127	134,723
Deferred underwriting commission	6,900,000	6,900,000
Total liabilities	7,169,127	7,034,723

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 17,250,000 shares	176,203,470	175,950,000

Stockholders’ Deficit:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,908,700 issued and outstanding (excluding 17,250,000 shares subject to redemption)	491	491
Additional paid-in capital	—	—
Accumulated deficit	(6,601,879)	(5,684,737)
Total stockholders’ deficit	(6,601,388)	(5,684,246)
Total Liabilities and Stockholders’ Deficit	$176,771,209	$177,300,477

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENTS OF OPERATIONS

				For the
	For the	For the	For the	periods from
	three months	six months	three months	February 10, 2021
	ended	ended	ended	(inception) through
	June 30, 2022	June 30, 2022	June 30, 2021	June 30, 2021

	(Unaudited)		(Unaudited)
General and administrative expenses	$346,713	$737,932	$117	$4,617
Administrative expenses - related party	30,000	60,000	—	—
Franchise tax expenses	40,000	80,000	—	—
Loss from operations	(416,713)	(877,932)	(117)	(4,617)
Other income (expenses):
Net gain from investments held in Trust Account	233,222	249,950	—	—
Loss before tax expense	(183,491)	(627,982)	(117)	(4,617)
Tax expense	35,690	35,690	—	—
Net loss	$(219,181)	$(663,672)	$(117)	$(4,617)

Weighted average shares outstanding of redeemable common stock	17,250,000	17,250,000	—	—
Basic and diluted net loss per share of redeemable common stock	$(0.01)	$(0.03)	$—	$—
Weighted average shares outstanding of non-redeemable common stock (1)	4,908,700	4,908,700	3,750,000	3,750,000
Basic and diluted net loss per share of non-redeemable common stock	$(0.01)	$(0.03)	$(0.00)	$(0.00)

(1) For the period February 10, 2021 (inception) through June 30, 2021 and three months ended June 30, 2021, this number excludes an aggregate of up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6).

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,908,700	$491	$—	$(5,684,737)	$(5,684,246)
Net loss	—	—	—	(444,491)	(444,491)
Balance - March 31, 2022 (unaudited)	4,908,700	$491	$—	$(6,129,228)	$(6,128,737)
Accretion of common stock to redemption value	—	—	—	(253,470)	(253,470)
Net loss	—	—	—	(219,181)	(219,181)
Balance - June 30, 2022 (unaudited)	4,908,700	$491	$—	$(6,601,879)	$(6,601,388)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – February 10, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Common stock to Sponsor(1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(4,500)	(4,500)
Balance - March 31, 2021 (unaudited)	4,312,500	$431	$24,569	$(4,500)	$20,500
Net loss	—	—	—	(117)	(117)
Balance – June 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(4,617)	$20,383

(1)  Includes an aggregate of up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6).

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENTS OF CASH FLOWS

		For the
	For the	Periods from
	six months	February 10, 2021
	ended	(inception) through
	June 30, 2022	June 30, 2021

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(663,672)	$(4,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from cash held in Trust Account	(249,950)	—
Changes in operating assets and liabilities:
Prepaid insurance	154,164	—
Related party payable	60,000	—
Accrued expenses	(41,286)	—
Accrued offering and formation costs	—	(91,420)
Income tax payable	35,690	—
Franchise tax payable	80,000	—
Net cash used in operating activities	(625,054)	(96,037)

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	975,000
Net cash provided by financing activities	—	1,000,000

Net change in cash	(625,054)	903,963

Cash - beginning of the period	799,290	—
Cash - end of the period	$174,236	$903,963

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$96,500
Accretion of common stock to redemption value	$253,470	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering described below and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering on October 7, 2021 (“Initial Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

On October 7, 2021, the Company consummated the IPO of 17,250,000 units (the “Units”), including the full exercise of the underwriter's over-allotment option. Each Unit consists of one share of common stock, par value $0.0001 per share (“Common Stock”) and one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase three-quarters (3/4) of a share of Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is described in Note 3.

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding shares of Common Stock sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the holders of the Founder Shares (the “initial stockholders”) have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The initial stockholders have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholder’s rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The Company anticipates that the $174,236 outside of the Trust Account as of June 30, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company plans to use the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 4) from the initial shareholders, certain of the Company’s officers and directors (see Note 4), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2022 and December 31, 2021, the carrying values of prepaid expenses, related party payables, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s cash held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of cash held in the Trust Account is determined using quoted prices in active markets.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including Common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Common stock are classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 17,250,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit. Additionally, the Company recorded accretion of common stock to redemption value of $253,470 in the three months ended June 30, 2022.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, "Earnings Per Share." Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.

The Company’s statements of operations include a presentation of loss per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Six months
	ended
	June 30, 2022
		Non-
	Redeemable	Redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	(516,652)	(147,020)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,908,700
Basic and diluted net loss per common share	(0.03)	(0.03)

	Three months
	ended
	June 30, 2022
		Non-
	Redeemable	Redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	(170,627)	(48,554)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,908,700
Basic and diluted net loss per common share	(0.01)	(0.01)

For the period from February 10, 2021 (inception) through June 30, 2021 and the three months ended June 30, 2021, the Company only had non-redeemable shares.

At June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was (19.45%) and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (5.68%) and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021 due to the valuation allowance on the deferred tax assets.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the condensed financial statements.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $174,236 and $799,290 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

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

Note 4 — Related Party Transactions

Founder Shares

On March 26, 2021, the Sponsor, certain executive officers and directors of the Company and A.G.P./Alliance Global Partners (the “Representative”) acquired 4,312,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 or $0.006 per share. Prior to the initial investment in the Company of $25,000, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers to the extent the underwriters in the IPO did not fully exercise their over-allotment option. The over-allotment option was exercised in full at the time of the IPO.

The Sponsor and certain executives of the Company also purchased 345,000 Private Placement Units for cash with gross proceeds of $3,450,000 on October 7, 2021 in the Private Placement in connection with the IPO.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the founders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The terms of such Working Capital Loans by our founders, officers and directors and their affiliates if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

Administrative Services Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services commencing on the date that the securities were first listed on The Nasdaq Global Market, subject to deferral until consummation of the Company’s initial Business Combination. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying.

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

Underwriting Agreement

The Company paid an underwriting discount of $0.0333 per Unit, or $500,000 in the aggregate, at the closing of the Initial Public Offering. An additional fee equal to 4.0% of the gross proceeds of the public offering will be payable to the representative of the underwriters for services rendered in connection with the Business Combination. This business combination fee will become payable to representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company provided 750,000 shares to the underwriter at the time of the Initial Public Offering at a fair value totaling $4,346,344. We accounted for the excess of the fair value of the 750,000 representative shares as a cost of the IPO in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, these offering costs are charged to stockholders’ (deficit) equity.

Business Combination Agreement

On March 23, 2022, the Company, Hub Cyber Security (Israel) Ltd., a company organized under the laws of the State of Israel (the “Hub”), and Rover Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Hub (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Company”) as a direct, wholly owned subsidiary of Hub. The parties expect to complete the Merger in the fourth quarter of 2022 subject to the Company’s stockholders approval of the Merger.

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

Please see the Current Report on Form 8-K filed by the Company with the SEC on March 23, 2022 for additional information.

On June 19, 2022, the Company and HUB entered into an agreement (the "Termination Agreement") to terminate the Management Incentive Agreement previously entered into in connection with the Business Combination Agreement. Concurrently with the execution of the Termination Agreement, the Company, HUB, and Merger Sub entered into the First Amendment to Business Combination Agreement to reflect the Company and HUB’s entry into the Termination Agreement. With the exception of such amended terms, the Business Combination Agreement remains in full force and effect. Please see the Current Report on Form 8-K filed by the Company with the SEC on June 21, 2022 for additional information.

Note 6 — Stockholders’ (Deficit) Equity

Common Stock – On October 4, 2021, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 50,000,000 shares of Common Stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 4,908,700 shares issued and outstanding of Common Stock were held by the Sponsor, certain officers and directors of the Company and the

Representative. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers to the extent the underwriters in the IPO did not fully exercise their over-allotment option.

Holders of the shares of Common Stock will vote on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that holders of the shares of Common Stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

Warrants – Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination or (ii) a notice of redemption). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Common Stock issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial Business Combination and to maintain a current prospectus relating to those Common Stock until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

At June 30, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding and 596,200 Private Warrants outstanding. Each whole warrant entitles the holder thereof to purchase three-quarters (3/4) of a share of Common Stock.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s financial assets consisting of marketable securities held in trust that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

June 30, 2022

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Bills	$176,203,470	$—	$—

December 31, 2021

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Bills	$175,953,520	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the periods from January 1, 2022 through June 30, 2022 and February 10, 2021 (inception) through December 31, 2021, respectively.

Note 8 — Subsequent Events

Management has evaluated the impact of subsequent events through August 11, 2022, the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

The Registration Statement for our initial public offering was declared effective on October 4, 2021 (the “Public Offering”). On October 7, 2021, we consummated the Initial Public Offering of 17,250,000 units (the “Units”) at $10.00 per Unit including the underwriters’ over-allotment option, generating gross proceeds of $172.5 million, and incurring transaction costs of approximately $8.0 million, consisting of $6.9 million of deferred underwriting fees and approximately $1.1 million of other offering costs.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 596,200 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the “Sponsor and the Company’s Chief Executive Officer and Chief Financial Officer, generating gross proceeds to the Company of $6.0 million.

Approximately $172.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with American Stock Transfer & Trust Company, LLC, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

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

Business Combination Agreement

On March 23, 2022, the Company, Hub Cyber Security (Israel) Ltd., a company organized under the laws of the State of Israel (the “Hub”), and Rover Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Hub (“Merger Sub”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, among other things, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Company”) as a direct, wholly owned subsidiary of Hub. The parties expect to complete the Merger in the fourth quarter of 2022 subject to our stockholders approval of the Merger.

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

Please see the Current Report on Form 8-K we filed with the SEC on March 23, 2022 for additional information.

On June 19, 2022, the Company and HUB entered into an agreement (the "Termination Agreement") to terminate the Management Incentive Agreement previously entered into in connection with the Business Combination Agreement. Concurrently with the execution of the Termination Agreement, the Company, HUB, and Merger Sub entered into the First Amendment to Business Combination Agreement to reflect the Company and HUB’s entry into the Termination Agreement. With the exception of such amended terms, the Business Combination Agreement remains in full force and effect. Please see the Current Report on Form 8-K we filed with the SEC on June 21, 2022 for additional information.

Results of Operations

Our only activities from February 10, 2021 (inception) to June 30, 2022 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended June 30, 2022, we had a net loss of approximately $219,000, which consisted of approximately $346,000 in general and administrative expenses, $30,000 in related party administrative expenses, $40,000 in franchise tax expense, and approximately $36,000 in income tax offset by approximately $233,000 in interest income.

For the six months ended June 30, 2022, we had a net loss of approximately $664,000, which consisted of approximately $738,000 in general and administrative expenses, $60,000 in related party administrative expenses, $80,000 in franchise tax expense, and approximately $36,000 in income tax offset by approximately $250,000 in interest income.

For the period from February 10, 2021 (inception) through June 30, 2021, we had a net loss of $4,617, which consisted of $4,617 in formation expenses.

For the three months ended June 30, 2021, we had a net loss of $117, which consisted of $117 in formation expenses.

Liquidity and Capital Resources

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor and certain executives in exchange for the issuance of the Founder Shares to our Sponsor and certain executives and loans from our Sponsor and certain executives for an aggregate amount of $975,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was used to purchase Private Placement Units on October 7, 2021 as part of the Public Offering. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $1.4 million from the Private Placement held outside of the Trust Account. The Company anticipates that the $174,236 outside of the Trust Account as of June 30, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. See Note 1 to the financial statements for further information.

In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2022, there were no amounts outstanding under any working capital loans.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We did not record administrative services expenses for the period from February 10, 2021 (inception) to October 7, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. For the three and six months ending June 30, 2022, we have recorded $30,000 and $60,000, respectively, in general and administrative expenses.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits.

Exhibit Number	Description
2.1(1)	First Amendment to Business Combination Agreement, dated as of June 19, 2022, by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and Rover Merger Sub, Inc.
10.1(1)	Termination Agreement, dated as of June 19, 2022, by and among Mount Rainier Acquisition Corp. and Hub Cyber Security (Israel) Ltd.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1) Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 11, 2022	MOUNT RAINIER ACQUISITION CORP.

	By:	/s/ Matthew Kearney
	Name:	Matthew Kearney
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Young Cho
	Name:	Young Cho
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)