Form 10-Q
period 2022-09-30
Mount Rainier Acquisition Corp.
filed 2022-11-04
CIK 1854461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 22,158,700 shares of common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Mount Rainier Acquisition Corp

BALANCE SHEETS

	September 30,
	2022
	(Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$50,266	$799,290
Short-term prepaid insurance	310,884	310,884
Total current assets	361,150	1,110,174
Marketable securities held in Trust Account	176,885,447	175,953,520
Long-term prepaid insurance	4,259	236,783
Total assets	$177,250,856	$177,300,477

Liabilities and Stockholders’ Deficit:
Current liabilities:
Related party payable	$118,000	$28,000
Accrued expenses	76,694	67,045
Income tax payable	170,505	—
Franchise tax payable	159,678	39,678
Total current liabilities	524,877	134,723
Deferred underwriting commission	6,900,000	6,900,000
Total liabilities	7,424,877	7,034,723

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 17,250,000 shares	176,885,446	175,950,000

Stockholders’ Deficit:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,908,700 issued and outstanding (excluding 17,250,000 shares subject to redemption)	491	491
Additional paid-in capital	—	—
Accumulated deficit	(7,059,958)	(5,684,737)
Total stockholders’ deficit	(7,059,467)	(5,684,246)
Total Liabilities and Stockholders’ Deficit	$177,250,856	$177,300,477

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENTS OF OPERATIONS

				For the
	For the	For the	For the	periods from
	three months	nine months	three months	February 10, 2021
	ended	ended	ended	(inception) through
	September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021

	(Unaudited)		(Unaudited)
General and administrative expenses	$253,265	$991,197	$1,400	$6,017
Administrative expenses - related party	30,000	90,000	—	—
Franchise tax expenses	40,000	120,000	—	—
Loss from operations	(323,265)	(1,201,197)	(1,400)	(6,017)
Other income (expenses):
Net gain from investments held in Trust Account	681,977	931,927	—	—
Income (Loss) before tax expense	358,712	(269,270)	(1,400)	(6,017)
Tax expense	134,815	170,505	—	—
Net income (loss)	$223,897	$(439,775)	$(1,400)	$(6,017)

Weighted average shares outstanding of redeemable common stock	17,250,000	17,250,000	—	—
Basic and diluted net income (loss) per share of redeemable common stock	$0.01	$(0.02)	$—	$—
Weighted average shares outstanding of non-redeemable common stock (1)	4,908,700	4,908,700	3,750,000	3,750,000
Basic and diluted net income (loss) per share of non-redeemable common stock	$0.01	$(0.02)	$(0.00)	$(0.00)

(1) For the period February 10, 2021 (inception) through September 30, 2021 and three months ended September 30, 2021, this number excludes an aggregate of up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6).

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,908,700	$491	$—	$(5,684,737)	$(5,684,246)
Net loss	—	—	—	(444,491)	(444,491)
Balance - March 31, 2022 (unaudited)	4,908,700	$491	$—	$(6,129,228)	$(6,128,737)
Accretion of common stock to redemption value	—	—	—	(253,470)	(253,470)
Net loss	—	—	—	(219,181)	(219,181)
Balance - June 30, 2022 (unaudited)	4,908,700	$491	$—	$(6,601,879)	$(6,601,388)
Accretion of common stock to redemption value	—	—	—	(681,976)	(681,976)
Net income	—	—	—	223,897	223,897
Balance - September 30, 2022 (unaudited)	4,908,700	$491	$—	$(7,059,958)	$(7,059,467)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 10, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Common stock to Sponsor(1)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(4,500)	(4,500)
Balance - March 31, 2021 (unaudited)	4,312,500	$431	$24,569	$(4,500)	$20,500
Net loss	—	—	—	(117)	(117)
Balance – June 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(4,617)	$20,383
Net loss	—	—	—	(1,400)	(1,400)
Balance – September 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(6,017)	$18,983

(1)  Includes an aggregate of up to 562,500 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6).

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENTS OF CASH FLOWS

		For the
	For the	Periods from
	nine months	February 10, 2021
	ended	(inception) through
	September 30, 2022	September 30, 2021

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(439,775)	$(6,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from cash held in Trust Account	(931,927)	—
Changes in operating assets and liabilities:
Prepaid insurance	232,524	—
Related party payable	90,000	—
Accrued expenses	9,649	50,840
Accrued offering and formation costs	—	(161,360)
Income tax payable	170,505	—
Franchise tax payable	120,000	—
Net cash used in operating activities	(749,024)	(116,537)

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock to Sponsor	—	25,000
Advance from related party	—	1,537,000
Proceeds from note payable to related party	—	975,000
Net cash provided by financing activities	—	2,537,000

Net change in cash	(749,024)	2,420,463

Cash - beginning of the period	799,290	—
Cash - end of the period	$50,266	$2,420,463

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$80,500
Accretion of common stock to redemption value	$935,446	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering described below and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering on October 7, 2021 (“Initial Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

On October 7, 2021, the Company consummated the IPO of 17,250,000 units (the “Units”), including the full exercise of the underwriter’s over-allotment option. Each Unit consists of one share of common stock, par value $0.0001 per share (“Common Stock”) and one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase three-quarters (3/4) of a share of Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000, which is described in Note 3.

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

The Company anticipates that the $50,266 outside of the Trust Account as of September 30, 2022, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company plans to use the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 4) from the initial shareholders, certain of the Company’s officers and directors (see Note 4), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2022 and December 31, 2021, the carrying values of prepaid expenses, related party payables, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s cash held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of cash held in the Trust Account is determined using quoted prices in active markets.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including Common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Common stock are classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 17,250,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit. Additionally, the Company recorded accretion of common stock to redemption value of $681,976 and $935,446 in the three months and nine months ended September 30, 2022.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.

The Company’s statements of operations include a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings (loss) per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Nine months
	Ended
	September 30, 2022
		Non-
	Redeemable	Redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(342,354)	$(97,421)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,908,700
Basic and diluted net loss per common share	$(0.02)	$(0.02)

	Three months
	Ended
	September 30, 2022
		Non-
	Redeemable	Redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net income	174,298	$49,599
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,908,700
Basic and diluted net income per common share	0.01	$0.01

For the period from February 10, 2021 (inception) through September 30, 2021 and the three months ended September 30, 2021, the Company only had non-redeemable shares.

At September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 37.58% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (63.32%) and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021 due to the valuation allowance on the deferred tax assets.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the condensed financial statements.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $50,266 and $799,290 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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

On October 26, 2022, the Sponsor agreed to loan the Company up to an aggregate total of $300,000 to be used for working capital. The Company drew upon $300,000 under the promissory note with the Sponsor on October 26, 2022. These loans bear interest at a rate of 10% per year. The promissory note is payable in full on the earlier of January 3, 2023 or the closing of a business combination.

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

Administrative Services Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services commencing on the date that the securities were first listed on The Nasdaq Global Market, subject to deferral until consummation of the Company’s initial Business Combination. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these fees.

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

“Aggregate Transaction Share Consideration” means an aggregate number of HUB Ordinary Shares equal to the quotient of (a) the amount equal to (i) $221,582,000 minus (ii) the amounts payable to the Company’s stockholders pursuant to the stockholder redemptions divided by (b) $7.61 (the “HUB Share Value”). The Hub Share Value was calculated by dividing (x) the $1,200,000,000 pre-money equity value ascribed to Hub Security by RNER by (y) the sum of the number of Hub Security ordinary shares and Hub Security options (both vested and unvested) outstanding as of the date of the Business Combination Agreement. Prior to the Effective Time, HUB Security intends to effect a reverse stock split to cause the Hub Share Value immediately prior to the Effective Tim to equal $10.00 per ordinary share.

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

On June 19, 2022, the Company and HUB entered into an agreement (the “Termination Agreement”) to terminate the Management Incentive Agreement previously entered into in connection with the Business Combination Agreement. Concurrently with the execution of the Termination Agreement, the Company, HUB, and Merger Sub entered into the First Amendment to Business Combination Agreement to reflect the Company and HUB’s entry into the Termination Agreement. With the exception of such amended terms, the Business Combination Agreement remains in full force and effect. Please see the Current Report on Form 8-K filed by the Company with the SEC on June 21, 2022 for additional information.

Note 6 — Stockholders’ (Deficit) Equity

Common Stock – Pursuant to the Company’s Amended and Restated Certificate of Incorporation the Company is authorized to issue up to 50,000,000 shares of Common Stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 4,908,700 shares issued and outstanding of Common Stock were held by the Sponsor, certain officers and directors of the Company and the Representative. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers to the extent the underwriters in the IPO did not fully exercise their over-allotment option.

Holders of shares of Common Stock will vote on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that holders of the shares of Common Stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

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

At September 30, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding and 596,200 Private Warrants outstanding. Each whole warrant entitles the holder thereof to purchase three-quarters (3/4) of a share of Common Stock.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s financial assets consisting of marketable securities held in trust that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

September 30, 2022

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Bills	$176,885,447	$—	$—

December 31, 2021

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Bills	$175,953,520	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the periods from January 1, 2022 through September 30, 2022 and February 10, 2021 (inception) through December 31, 2021, respectively.

Note 8 — Subsequent Events

Management has evaluated the impact of subsequent events through November 4, 2022, the date that the unaudited financial statements were issued. Based upon this review, outside of what is disclosed herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 596,200 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the “Sponsor and our Chief Executive Officer and Chief Financial Officer, generating gross proceeds to the Company of $6.0 million.

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

“Aggregate Transaction Share Consideration” means an aggregate number of HUB Ordinary Shares equal to the quotient of (a) the amount equal to (i) $221,582,000 minus (ii) the amounts payable to the Company’s stockholders pursuant to the stockholder redemptions divided by (b) $7.61 (the “HUB Share Value”). The Hub Share Value was calculated by dividing (x) the $1,200,000,000 pre-money equity value ascribed to Hub Security by RNER by (y) the sum of the number of Hub Security ordinary shares and Hub Security options (both vested and unvested) outstanding as of the date of the Business Combination Agreement. Prior to the Effective Time, HUB Security intends to effect a reverse stock split to cause the Hub Share Value immediately prior to the Effective Tim to equal $10.00 per ordinary share.

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

On June 19, 2022, the Company and HUB entered into an agreement (the “Termination Agreement”) to terminate the Management Incentive Agreement previously entered into in connection with the Business Combination Agreement. Concurrently with the execution of the Termination Agreement, the Company, HUB, and Merger Sub entered into the First Amendment to Business Combination Agreement to reflect the Company and HUB’s entry into the Termination Agreement. With the exception of such amended terms, the Business Combination Agreement remains in full force and effect. Please see the Current Report on Form 8-K we filed with the SEC on June 21, 2022 for additional information.

Results of Operations

Our only activities from February 10, 2021 (inception) to September 30, 2022 related to our formation and the Public Offering, as well as due diligence costs incurred to identify a target company for a potential business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended September 30, 2022, we had net income of approximately $224,000, which consisted of approximately $682,000 in interest income offset by approximately $253,000 in general and administrative expenses, $30,000 in related party administrative expenses, $40,000 in franchise tax expense, and approximately $135,000 in income tax.

For the nine months ended September 30, 2022, we had a net loss of approximately $440,000, which consisted of approximately $991,000 in general and administrative expenses, $90,000 in related party administrative expenses, $120,000 in franchise tax expense, and approximately $171,000 in income tax offset by approximately $932,000 in interest income.

For the period from February 10, 2021 (inception) through September 30, 2021, we had a net loss of $6,017, which consisted of $6,017 in formation expenses.

For the three months ended September 30, 2021, we had a net loss of $1,400, which consisted of $1,400 in formation expenses.

Liquidity and Capital Resources

Our liquidity needs up to the Public Offering were satisfied through receipt of a $25,000 capital contribution from our Sponsor and certain executives in exchange for the issuance of the Founder Shares to our Sponsor and certain executives and loans from our Sponsor and certain executives for an aggregate amount of $975,000 to cover organizational expenses and expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was used to purchase Private Placement Units on October 7, 2021 as part of the Public Offering. Subsequent to the consummation of the Public Offering, our liquidity needs have been satisfied through the net proceeds of approximately $1.4 million from the Private Placement held outside of the Trust Account. The Company anticipates that the $50,266 outside of the Trust Account as of September 30, 2022, and the access to the promissory note of $300,000, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. See Note 1 to the financial statements for further information.

In addition, in the short term and long term, in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of September 30, 2022, there were no amounts outstanding under any working capital loans.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on The Nasdaq Global Market and continuing until the earlier of our consummation of an initial business combination or our liquidation, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. We did not record administrative services expenses for the period from February 10, 2021 (inception) to October 7, 2021, in general and administrative expenses in connection with the related agreement in the accompanying statement of operations. For the three and nine months ending September 30, 2022, we have recorded $30,000 and $90,000, respectively, in general and administrative expenses.

Promissory Note

On October 26, 2022, the Sponsor loaned us $300,000 pursuant to a promissory note with the Sponsor. The loan is to be used for working capital purposes and bears interest at a rate of 10% per year. The promissory note is payable in full on the earlier of January 3, 2023 or the closing of our initial business combination.

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

Common stock subject to possible redemption

We account for the common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Related Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits.

Exhibit Number	Description
10.1(1)	Promissory Note between the Registrant and DC Rainier SPV LLC.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 4, 2022	MOUNT RAINIER ACQUISITION CORP.

	By:	/s/ Matthew Kearney
	Name:	Matthew Kearney
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Young Cho
	Name:	Young Cho
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)