Form 10-K
period 2022-12-31
Mount Rainier Acquisition Corp.
filed 2023-02-24
CIK 1854461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                            ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $186,260,900 based on the closing price of the shares of the registrant’s common stock on The Nasdaq Global Market on June 30, 2022.

As of February 21, 2023, there were 7,622,902 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MOUNT RAINIER ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

Our Company

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

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 596,200 Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit (the “Private Placement”), to the Sponsor and our CEO and CFO, generating gross proceeds of approximately $6.0 million. Upon the closing of our IPO, approximately $176 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with American Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

Proposed Business Combination

On March 23, 2022, we entered into that certain Business Combination Agreement, as amended by that certain First Amendment to Business Combination Agreement, dated as of June 19, 2022 (the “Merger Agreement”), by and among us, Hub Cyber Security (Israel) Ltd., a company organized under the laws of the State of Israel (the “HUB Security”), and Rover Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HUB Security (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into us, with us as the surviving corporation in the merger as a direct, wholly owned subsidiary of HUB Security (the “HUB Business Combination”). Subject to the terms of the Merger Agreement, as amended, and customary adjustments set forth therein, the aggregate consideration for the HUB Business Combination and related transactions is expected to be approximately $226,885,000 of equity consideration, as set forth in the Merger Agreement, which amount includes the funds in the Trust Account and PIPE Financing commitments. The Merger Agreement, as amended, provided that the outside date for the closing of the HUB Business Combination was January 22, 2023, which date was subsequently extended to February 28, 2023.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Contemporaneously with the execution of the Merger Agreement, HUB Security entered into subscription agreements (the “PIPE Subscription Agreements”) with certain qualified institutional buyers and accredited investors (the “Subscribers”), pursuant to which, among other things, the Subscribers have agreed to subscribe for ordinary shares of HUB Security that will be issued in connection with the closing of the HUB Business Combination (the “PIPE Shares”), for aggregate gross proceeds of approximately $50,000,000 at a purchase price of $10.00 per share, in a private placement (the equity financing under all Subscription Agreements, collectively, the “PIPE Financing”). The purpose of the PIPE Financing is to raise additional capital for use in connection with the HUB Business

Combination. The PIPE Shares will be identical to ordinary shares of HUB Security that will be issued to our existing stockholders at the time of the closing of the HUB Business Combination, except that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC. The closing of the sale of PIPE Shares will be contingent upon the substantially concurrent consummation of the HUB Business Combination.

See the definitive proxy statement/prospectus filed by us with the Securities and Exchange Commission (the “SEC”) on December 9, 2022, Supplement No. 1 to the definitive proxy statement/prospectus filed with the SEC on December 22, 2022 and Supplement No. 2 to the definitive proxy statement/prospectus filed with the SEC on December 29, 2022 (as amended or supplemented, the “proxy statement/prospectus”), for additional information.

Extension and Redemptions

On December 21, 2022, we held a special meeting of stockholders, where the stockholders approved an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation with the Delaware Secretary of State to (i) extend the date by which the Company has to consummate a business combination from January 7, 2023 to March 1, 2023 and (ii) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission.

In connection with the vote to approve the Extension Amendment, the holders of 14,535,798 shares of common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.3003 per share, for an aggregate redemption amount of approximately $149.7 million. As such, approximately 84.3% of the public shares were redeemed and approximately 15.7% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $28.5 million.

Business Combination Meeting

On January 4, 2023, we held a special meeting of stockholders (the “Merger Meeting”) to consider and vote upon, among other things, the HUB Business Combination and related matters. Each of the proposals presented at the Merger Meeting, as more fully described in the proxy statement/prospectus, was approved. The submission of the HUB Business Combination to the stockholders entitled holders of public shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the Merger Meeting, as of February 21, 2023, we received requests for redemption from holders with respect to 2,580,436 public shares. These redemptions were in addition to the 14,535,798 shares of common stock that were tendered for redemption in connection with the special meeting of the Company’s stockholders held on December 21, 2022.

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

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on October 05, 2021, our proxy statement on Form 14A filed with the SEC on December 9, 2022 as well as our other filings made with the SEC.

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

Holders of Record

As of February 21, 2023, there were 7,622,902 of our shares of common stock issued and outstanding held by approximately eight stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 21, 2022, we held a special meeting of stockholders, where the stockholders approved the Extension Amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State to (i) extend the date by which the Company has to consummate a business combination from January 7, 2023 to March 1, 2023 and (ii) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission.

In connection with the vote to approve the Extension Amendment, the holders of 14,535,798 shares of common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.3003 per share, for an aggregate redemption amount of approximately $149.7 million. As such, approximately 84.3% of the public shares were redeemed and approximately 15.7% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $28.5 million.

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

Upon the closing of our IPO, approximately $176 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with American Stock Transfer & Trust Company, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

Proposed Business Combination

On March 23, 2022, we entered into that certain Business Combination Agreement, as amended by that certain First Amendment to Business Combination Agreement, dated as of June 19, 2022 (the “Merger Agreement”), by and among us, Hub Cyber Security (Israel) Ltd., a company organized under the laws of the State of Israel (the “HUB Security”), and Rover Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HUB Security (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into us, with us as the surviving corporation in the merger as a direct, wholly owned subsidiary of HUB Security (the “HUB Business Combination”). Subject to the terms of the Merger Agreement, as amended, and customary adjustments set forth therein, the aggregate consideration for the HUB Business Combination and related transactions is expected to be approximately $226,885,000 of equity consideration, as set forth in the Merger Agreement, which amount includes the funds in the Trust Account and PIPE Financing commitments. The Merger Agreement, as amended, provided that the outside date for the closing of the HUB Business Combination was January 22, 2023, which date was subsequently extended to February 28, 2023.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Contemporaneously with the execution of the Merger Agreement, HUB Security entered into subscription agreements (the “PIPE Subscription Agreements”) with certain qualified institutional buyers and accredited investors (the “Subscribers”), pursuant to which, among other things, the Subscribers have agreed to subscribe for ordinary shares of HUB Security that will be issued in connection with the closing of the HUB Business Combination (the “PIPE Shares”), for aggregate gross proceeds of approximately $50,000,000 at a purchase price of $10.00 per share, in a private placement (the equity financing under all Subscription Agreements, collectively, the “PIPE Financing”). The purpose of the PIPE Financing is to raise additional capital for use in connection with the HUB Business Combination. The PIPE Shares will be identical to ordinary shares of HUB Security that will be issued to our existing stockholders at the time of the closing of the HUB Business Combination, except that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC. The closing of the sale of PIPE Shares will be contingent upon the substantially concurrent consummation of the HUB Business Combination.

See the definitive proxy statement/prospectus filed by us with the Securities and Exchange Commission (the “SEC”) on December 9, 2022, Supplement No. 1 to the definitive proxy statement/prospectus filed with the SEC on December 22, 2022 and Supplement No. 2 to the definitive proxy statement/prospectus filed with the SEC on December 29, 2022 (as amended or supplemented, the “proxy statement/prospectus”), for additional information.

Extension and Redemptions

On December 21, 2022, we held a special meeting of stockholders, where the stockholders approved an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation with the Delaware Secretary of State to (i) extend the date by which the Company has to consummate a business combination from January 7, 2023 to March 1, 2023 and (ii) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission.

In connection with the vote to approve the Extension Amendment, the holders of 14,535,798 shares of common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.3003 per share, for an aggregate redemption amount of approximately $149.7 million. As such, approximately 84.3% of the public shares were redeemed and approximately 15.7% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $28.5 million.

Business Combination Meeting

On January 4, 2023, we held a special meeting of stockholders (the “Merger Meeting”) to consider and vote upon, among other things, the HUB Business Combination and related matters. Each of the proposals presented at the Merger Meeting, as more fully described in the proxy statement/prospectus, was approved. The submission of the HUB Business Combination to the stockholders entitled holders of public shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the Merger Meeting, as of February 21, 2023, we received requests for redemption from holders with respect to 2,580,436 public shares. These redemptions were in addition to the 14,535,798 shares of common stock that were tendered for redemption in connection with the special meeting of the Company’s stockholders held on December 21, 2022.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of approximately $1,491,000 which consisted of approximately $2,828,000 in general and administrative expenses, related party administrative fees of $120,000, $160,000 in franchise tax expense, approximately $346,000 in income tax expense, and approximately $5,000 in interest expense, offset by income from our investments held in the trust account of approximately $1,968,000.

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

Liquidity and Capital Resources

As of December 31, 2022, we had $114,248 in cash and no cash equivalents.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Matthew Kearney	60	Chief Executive Officer and Chairman of the Board
Young Cho	47	Chief Financial Officer and Director
Christina Favilla	54	Director
Otto Risbakk	60	Director
Jeffery Bistrong	60	Director

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

Young Cho, has served as our chief financial officer (“CFO”) since our inception in February of 2021 and has become a member of our board of directors upon the consummation of the IPO. Mr. Cho has a diverse background with over 24 years of banking and startup experience. Most recently, Mr. Cho is involved in the cryptocurrency industry as CFO of Swirlds Labs that performs code development and marketing services for Hedera Hashgraph. Prior to Swirlds Labs, Mr. Cho was CFO of Hedera Hashgraph LLC a proof-of-stake public network powered by hashgraph consensus. Prior to Hedera, Mr. Cho was chief investment officer of Abra, a digital consumer wallet where users can buy, sell, and earn rewards on their cryptocurrency holdings. Prior to Abra, Mr. Cho was CFO of Celsius Network from April 2019 to January 2020 and CFO of Alt Lending from January 2018 to April 2019, both companies involved in the lending of cryptocurrencies. Prior to that, Young held several positions in investment banks. Mr. Cho was an Executive Director at UBS Private Finance from March 2010 to May 2012, responsible for originating loans for M&A, capex, and working capital for medium sized private companies and for Ultra HNW clients. Prior to UBS, Mr. Cho was co-founder and Managing Director at Newtonian Capital, a multi-strategy hedge fund focusing on event-driven strategies based in Hong Kong. Prior to Newtonian, Mr. Cho was a Director at Citigroup Global Special Situations Group, where he invested Citigroup’s proprietary capital in the debt and equity of distressed corporates and special situation investments. Young started his career as an analyst at Salomon Brothers Fixed Income Quantitative Research group. Young has a BS in Electrical Engineering from Cornell, a Masters in Financial Engineering from Cornell, and a MPA in Economic Policy Management from Columbia.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 21, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 21, 2023, we had 7,622,902 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 21, 2023.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Matthew Kearney(1)	346,985	4.6%
Young Cho(1)	104,095	1.4%
Christina Favilla(1)	19,167	*
Otto Bisbakk(1)	19,167	*
Jeffery Bistrong(1)	19,167	*
All officers and directors as a group	508,581	6.7%
(5 individuals)
DC Rainier SPV LLC (Our Sponsor)(2)	3,535,119	46.4%
*	Less than one percent.
(1)	The business address for these holders is c/o Mountain Rainer Acquisition Corp. 256 W. 38th Street, 15th Floor, New York, NY 10018.

(2)	Dominion Capital LLC is the manager of our Sponsor, DC Rainier SPV LLC. Dominion Capital Holdings LLC is the manager of Dominion Capital LLC. Mikhail and Gennadiy Gurevich are managing members of Dominion Capital Holdings LLC and as such have voting and investment control over the investments held by DC Rainier SPV LLC. The business address of DC Rainier SPV LLC is 256 W. 38th Street, 15th Floor, New York, NY 10018.

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

Related Party Promissory Note

In October 2022, the Sponsor provided $300,000 to us for working capital purposes bridging to the Business Combination. The promissory note bears interest at 10% per year. In January 2023, the parties amended the promissory note to extend the maturity date of the note to the earlier of March 1, 2023 or the closing of our initial business combination.

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

Audit Fees. For the years ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $77,000 and $84,000, respectively, for the services Marcum performed in connection with our Initial Public Offering and the audits of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2022 and 2021 and for the period from February 10, 2021 (inception) through March 26, 2021, our independent registered public accounting firm incurred fees of approximately $49,000 of services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2022 and 2021 and for the period from February 10, 2021 (inception) through March 26, 2021, Marcum did not render tax related services related to the performance of the audit or review of our financial statements.

All Other Fees. For the years ended December 31, 2022 and 2021 and for the period from February 10, 2021 (inception) through March 26, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(a)The following documents are filed as part of this Form 10-K:

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

2.1

Business Combination Agreement, dated as of March 23, 2022, by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and Rover Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on March 23, 2022).

2.2

First Amendment to Business Combination Agreement, dated as of June 19, 2022, by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and Rover Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on June 21, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on October 7, 2021).
3.2

Amendment to the Amended and Restated Certificate of Incorporation of Mount Rainier Acquisition Corp. dated December 21, 2022 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by Registrant on December 21, 2022).

3.3	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on June 4, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on September 27, 2021).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on August 20, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on September 27, 2021).
4.4

Warrant Agreement, dated October 4, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on October 27, 2021).

4.5

Form of Amended and Restated Warrant Agreement by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on March 23, 2022).

4.6	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Annual Report on Form 10-K filed by Registrant on February 23, 2023).
10.1	Form of Securities Subscription Agreement, dated March 12, 2021 (incorporated by reference to Exhibit 10.1 filed with the Form 10-Q filed by the Registrant on November 12, 2021).
10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on August 20, 2021).
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

10.11

Sponsor Support Agreement, dated as of March 23, 2022, by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and members of the Sponsor Group (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 23, 2022)

10.12

Form of Support Agreement, dated as of March 23, 2022, by and among Mount Rainier Acquisition Corp., Hub Cyber Security (Israel) Ltd. and certain Company shareholders party thereto (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 23, 2022)

10.13	Promissory Note between the registrant and DC Rainier SPV LLC. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 27, 2022)
10.14

Amendment to Senior Promissory Note, effective as of January 3, 2023, between the Registrant and DC Rainier SPV LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 4, 2023).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on August 20, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2023	MOUNT RAINIER ACQUISITION CORP.

	By:	/s/ Matthew Kearney
	Name:	Matthew Kearney
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Kearney	Chief Executive Officer and Chairman	February 24, 2023
Matthew Kearney	(Principal Executive Officer)

/s/ Young Cho	Chief Financial Officer and Director	February 24, 2023
Young Cho	(Principal Accounting and Financial Officer)

/s/ Christina Favilla	Director	February 24, 2023
Christina Favilla

/s/ Otto Risbakk	Director	February 24, 2023
Otto Risbakk

/s/ Jeffery Bistrong	Director	February 24, 2023
Jeffery Bistrong

MOUNT RAINIER ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Mount Rainier Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mount Rainier Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from February 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until March 1, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Hartford, CT

February 24, 2023

Mount Rainier Acquisition Corp

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$114,248	$799,290
Short-term prepaid insurance	236,783	310,884
Total current assets	351,031	1,110,174
Marketable securities held in Trust Account	28,493,894	175,953,520
Long-term prepaid insurance	—	236,783
Total assets	$28,844,925	$177,300,477

Liabilities and Stockholders’ Deficit:
Current liabilities:
Related party payable	$148,000	$28,000
Accrued expenses	1,604,350	67,045
Income tax payable	345,827	—
Franchise tax payable	199,678	39,678
Related party promissory note	300,000	—
Total current liabilities	2,597,855	134,723
Deferred underwriting commission	6,900,000	6,900,000
Total liabilities	9,497,855	7,034,723

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption; 2,714,202 shares at $10.20 per share at December 31, 2022 and 17,250,000 shares at $10.20 per share at December 31, 2021	28,493,893	175,950,000

Stockholders’ Deficit:
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,908,700 issued and outstanding (excluding 2,714,202 and 17,250,000 shares subject to redemption)	491	491
Additional paid-in capital	—	—
Accumulated deficit	(9,147,314)	(5,684,737)
Total stockholders’ deficit	(9,146,823)	(5,684,246)
Total Liabilities and Stockholders’ Deficit	$28,844,925	$177,300,477

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENTS OF OPERATIONS

		Period from
		February 10,
	Year ended	2021 (inception)
	December 31,	Through
	2022	December 31,2021
General and administrative expenses	$2,827,806	$169,728
Administrative expenses - related party	120,000	28,000
Franchise tax expenses	160,000	39,678
Loss from operations	(3,107,806)	(237,406)
Other income (expenses):
Net gain from investments held in Trust Account	1,968,377	3,520
Interest expense	(5,425)	—
Tax expense	(345,827)	—
Net loss	$(1,490,681)	$(233,886)

Weighted average shares outstanding of redeemable common stock	16,891,584	4,525,463
Basic and diluted net loss per share of redeemable common stock	$(0.07)	$(0.03)
Weighted average shares outstanding of non-redeemable common stock	4,908,700	3,900,241
Basic and diluted net loss per share of non-redeemable common stock	$(0.07)	$(0.03)

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Year Ended December 31, 2022 And The Period From February 10, 2021 (Inception) Through December 31, 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,908,700	$491	$—	$(5,684,737)	$(5,684,246)
Accretion of Common stock subject to possible redemption	—	—	—	(1,971,896)	(1,971,896)
Net loss	—	—	—	(1,490,681)	(1,490,681)
Balance - December 31, 2022	4,908,700	$491	$—	$(9,147,314)	$(9,146,823)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – February 10, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Common stock to sponsor	4,908,700	491	5,986,509	—	5,987,000
Accretion of Common stock subject to possible redemption	—	—	(5,986,509)	(5,450,851)	(11,437,360)
Net loss	—	—	—	(233,886)	(233,886)
Balance - December 31, 2021	4,908,700	$491	$—	$(5,684,737)	$(5,684,246)

The accompanying notes are an integral part of these financial statements.

Mount Rainier Acquisition Corp

STATEMENT OF CASH FLOWS

For the Period from February 10, 2021 (inception) through December 31, 2021

		For the Period
		From February 10,
	For the	2021 (inception)
	Year Ended	Through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,490,681)	$(233,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from cash held in Trust Account	(1,968,377)	(3,520)
Changes in operating assets and liabilities:
Prepaid insurance	310,884	(547,667)
Related party payable	120,000	28,000
Accrued expenses	1,537,305	67,045
Franchise tax payable	160,000	39,678
Income tax payable	345,827	—
Net cash used in operating activities	(985,042)	(650,350)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(175,950,000)
Net cash used in investing activities	—	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock to Sponsor	—	3,475,000
Proceeds from advance from related party	—	1,537,000
Proceeds from note payable to related party	300,000	975,000
Proceeds received from initial public offering	—	172,500,000
Offering costs paid	—	(1,087,260)
Net cash provided by financing activities	300,000	177,399,640

Net change in cash	(685,042)	799,290

Cash - beginning of the period	799,290	—
Cash - end of the period	$114,248	$799,290

Supplemental disclosure of non-cash financing activities:
Related party note payable exchanged for common stock	$—	$975,000
Advance from related party exchanged from common stock	—	1,537,000
Deferred underwriting commissions in connection with the initial public offering	$—	$6,900,000
Initial value of Common stock subject to possible redemption	$—	$172,500,000
Redemption of Class A Common stock	$149,428,003	—
Accretion of common stock to redemption value	$1,971,846	$11,437,360

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Company’s initial public offering on October 7, 2021 (“Initial Public Offering” or “IPO”). The Company has selected December 31 as its fiscal year end.

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

The Company’s shareholders approved an extension to complete a Business Combination on December 21, 2022. The Company filed an amendment to its Amended and Restated Certificate of Incorporation on December 21, 2022 to (i) give the Company the right to extend the date by which the Company has to consummate a business combination from January 7, 2023 to March 1, 2023 and (ii) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission.

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

Liquidity and Going Concern

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

As of December 31, 2022, the Company had approximately $0.1 million in cash, and a working capital deficit of approximately $(2.0) million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to March 1, 2023, it could be forced to wind up its operations and liquidate unless it receives approval from its stockholders to extend such date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to March 1, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. To preserve liquidity, the Company has agreed with most of its third-party business combination advisors to defer cash payments until the closing of the Business Combination.

The preponderance of the current liabilities (approximately $2.6 million) results from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms that are payable at the closing of the proposed Business Combination. As a result, the Company believes, but cannot assure, that it has the liquidity to complete a Business Combination.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined the date for mandatory liquidation and dissolution as well as its liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern through March 1, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management of the Company plans to complete a business combination prior to the date for mandatory liquidation. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern related to the liquidation referenced above.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2022 and 2021, the carrying values of prepaid expenses, related party payables, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s cash held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value.  The fair value of cash held in the Trust Account is determined using quoted prices in active markets.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including Common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Common stock are classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 2,714,202 and 17,250,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year ended
	December 31, 2022
		Non-
	Redeemable	redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net loss	(1,155,029)	(335,652)
Denominator:
Basic and diluted weighted average shares outstanding	16,891,584	4,908,700
Basic and diluted net income per common share	(0.07)	(0.07)

	Period from February 10,
	2021 (inception) to
	December 31, 2021
		Non-
	Redeemable	redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	(125,621)	(108,265)
Denominator:
Basic and diluted weighted average shares outstanding	4,525,463	3,900,241
Basic and diluted net loss per common share	(0.03)	(0.03)

At December 31, 2022 and 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Inflation Reduction Act (the “IRA”) was enacted in August 2022, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. We are analyzing the impact of the IRA on or financial statements.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the condensed financial statements.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $114,248 and $799,290 in cash and no cash equivalents as of December 31, 2022 and 2021, respectively.

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

Related Party Promissory Note

In October 2022, the Sponsor provided a $300,000 promissory note to the Company for working capital in preparation for the Business Combination. The promissory note bears interest at 10% per year. The Company accrued $5,425 of interest expense for the year ended December 31, 2022.

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

On March 23, 2022, we entered into that certain Business Combination Agreement, as amended by that certain First Amendment to Business Combination Agreement, dated as of June 19, 2022 (the “Merger Agreement”), by and among us, Hub Cyber Security (Israel) Ltd., a company organized under the laws of the State of Israel (the “HUB Security”), and Rover Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HUB Security (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into us, with us as the surviving corporation in the merger as a direct, wholly owned subsidiary of HUB Security (the “HUB Business Combination”). Subject to the terms of the Merger Agreement, as amended, and customary adjustments set forth therein, the aggregate consideration for the HUB Business Combination and related transactions is expected to be approximately $226,885,000 of equity consideration, as set forth in the Merger Agreement, which amount includes the funds in the trust account established in connection with the Company’s initial public offering (the “Trust Account”) and PIPE Financing commitments. The

Merger Agreement, as amended, provided that the outside date for the closing of the HUB Business Combination was January 22, 2023, which date was subsequently extended to February 28, 2023. All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Merger Agreement.

Contemporaneously with the execution of the Merger Agreement, HUB Security entered into subscription agreements (the “PIPE Subscription Agreements”) with certain qualified institutional buyers and accredited investors (the “Subscribers”), pursuant to which, among other things, the Subscribers have agreed to subscribe for ordinary shares of HUB Security that will be issued in connection with the Closing (the “PIPE Shares”), for aggregate gross proceeds of approximately $50,000,000 at a purchase price of $10.00 per share, in a private placement (the equity financing under all Subscription Agreements, collectively, the “PIPE Financing”). The purpose of the PIPE Financing is to raise additional capital for use in connection with the HUB Business Combination. The PIPE Shares will be identical to ordinary shares of HUB Security that will be issued to our existing stockholders at the time of the Closing, except that the PIPE Shares will not be entitled to any redemption rights and will not be registered with the SEC. The closing of the sale of PIPE Shares will be contingent upon the substantially concurrent consummation of the HUB Business Combination.

On December 21, 2022, as approved by our stockholders at a special meeting of stockholders held on December 21, 2022, we amended our amended and restated certificate of incorporation with the Delaware Secretary of State to (i) extend the date by which the Company has to consummate a business combination from January 7, 2023 to March 1, 2023 and (ii) expand the methods that the Company may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission.

On January 4, 2023, we held a special meeting of stockholders (the “Merger Meeting”) to consider and vote upon, among other things, the HUB Business Combination and related matters. Each of the proposals presented at the Merger Meeting, as more fully described in the definitive proxy statement/prospectus filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2022, Supplement No. 1 to the definitive proxy statement/prospectus filed with the SEC on December 22, 2022 and Supplement No. 2 to the definitive proxy statement/prospectus filed with the SEC on December 29, 2022 (as amended or supplemented from time to time, the “proxy statement/prospectus”), was approved. The submission of the HUB Business Combination to the stockholders entitled holders of public shares to redeem their shares for their pro rata portion of the funds held in the Trust Account.

Note 6 — Stockholders’ Equity

Common Stock – On October 4, 2021, the Company amended its Certificate of Incorporation such that it is now authorized to issue up to 50,000,000 shares of Common Stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 4,908,700 shares issued and outstanding of Common Stock were held by the Sponsor, certain officers and directors of the Company and the Representative. Up to 562,500 shares of Common Stock were subject to forfeiture by the subscribers if the underwriters of the initial public offering of Units if the Company did not fully exercise their over-allotment option.

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

At December 31, 2022 and 2021, there were 17,250,000 Public Warrants outstanding, and 596,200 Private Warrants outstanding. Each whole warrant entitles the holder thereof to purchase three-quarters (3/4) of a share of Common Stock.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively, by level within the fair value hierarchy:

December 31, 2022

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds	$28,493,894	$—	$—

December 31, 2021

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Bills	$175,953,520	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2022 and the period from February 10, 2021 (inception) through December 31, 2021.

Note 8 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	December 31,	December 31,
	2022	2021
Current
Federal	$345,827	$—
State	—	—
Deferred
Federal	(271,246)	(49,116)
State	—	—
Valuation allowance	271,246	49,116
Income tax provision	$345,827	$—

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Sec. 195 Start-up costs	320,362	41,523
Net operating loss carryforward	—	7,593
Total deferred tax assets	320,362	49,116
Valuation allowance	(320,362)	(49,116)
Deferred tax asset, net of allowance	$—	$—

As of December 31, 2022, the Company has no U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $271,246 and $49,116, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the year ended December 31, 2022 is as follows:

Statutory Federal income tax rate	21.0%
Non-deductible merger costs	(27.5)%
Change in valuation Allowance	(23.7)%
Effective Tax Rate	(30.2)%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to non-deductible merger costs and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 9 — Subsequent Events

Management has evaluated the impact of subsequent events through February 24, 2023, the date that the audited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.